Form 10-Q
period 2020-09-30
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2020-11-13
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020 there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

ASSETS
Current assets
Cash	$1,140,963
Prepaid expenses	81,365
Total Current Assets	1,222,328

Marketable securities held in Trust Account	276,137,639
Total Assets	$277,359,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued offering costs	$54,771
Deferred tax liability	8,714
Deferred underwriting fee payable	9,660,000
Total Liabilities	9,723,485

Commitments

Class A common stock subject to possible redemption, 26,255,311 shares at redemption value	262,636,479

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,344,689 issued and outstanding (excluding 26,255,311 shares subject to possible redemption)	134
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	5,055,869
Accumulated deficit	(56,690)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,359,967

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from February 14, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$184,615	$185,615
Loss from operations	(184,615)	(185,615)

Other income:
Interest earned on marketable securities held in Trust Account	96,143	96,143
Unrealized gain on marketable securities held in Trust Account	41,496	41,496
Other income, net	137,639	137,639

Loss before provision for income taxes	(46,976)	(47,976)
Provision for income taxes	(8,714)	(8,714)
Net Loss	$(55,690)	$(56,690)

Weighted average shares outstanding, basic and diluted (1)	8,061,050	6,869,801

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)

(1)	Excludes an aggregate of 26,255,311 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to common stock subject to possible redemption of $75,081 for the three months ended September 30, 2020 and for the period from February 14, 2020 (inception) through September 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	—	6,900,000	690	24,310	(1,000)	24,000

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020	—	—	6,900,000	690	24,310	(1,000)	24,000

Sale of 27,600,000 Units, net of underwriting discounts	27,600,000	2,760	—	—	260,145,412	—	260,148,172

Sale of 7,520,000 Private Placement Warrants	—	—	—	—	7,520,000	—	7,520,000

Common stock subject to possible redemption	(26,255,311)	(2,626)	—	—	(262,633,853)	—	(262,636,479)

Net loss	—	—	—	—	—	(55,690)	(55,690)

Balance – September 30, 2020	1,344,689	$134	6,900,000	$690	$5,055,869	$(56,690)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH SEPTMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(56,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(96,143)
Unrealized gain on securities held in Trust Account	(41,496)
Deferred income tax provision	8,714
Changes in operating assets and liabilities:
Prepaid expenses	(81,365)
Accrued expenses	54,771
Net cash used in operating activities	(212,209)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	7,520,000
Proceeds from promissory note—related party	150,000
Repayment of promissory note—related party	(150,000)
Payment of offering costs	(671,828)
Net cash provided by financing activities	277,353,172

Net Change in Cash	1,140,963
Cash — Beginning	—
Cash — Ending	$1,140,963

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$262,692,170
Change in value of common stock subject to possible redemption	$(55,691)
Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from February 14, 2020 (inception) through September 30, 2020 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $15,851,828, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $671,828 of other offering costs. In addition, at September 30, 2020, cash of $1,140,963 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 6, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 8, 2020 and July 13, 2020. The interim results for the three months ended September 30, 2020 and for the period from February 14, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2020 and for the period from February 14, 2020 (inception) through September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 21,320,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

	Three Months Ended September 30,	For the Period from February 14, 2020 (Inception) Through September 30,
	2020	2020
Net loss	$(55,690)	$(56,690)
Less: Income attributable to shares subject to possible redemption	(75,081)	(75,081)
Adjusted net loss	$(130,771)	$(131,771)

Weighted average shares outstanding, basic and diluted	8,061,050	6,869,801

Basic and diluted net loss per common share	$(0.02)	$(0.02)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

SEPTEMBER 30, 2020

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 1, 2020 through the earlier of the Company's consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2020 and for the period from February 14, 2020 (inception) through September 30, 2020, the Company incurred and paid $30,000 in fees for these services.

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

NOTE 6. COMMITMENTS

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,344,689 shares of Class A common stock issued and outstanding, excluding 26,255,311 shares of Class A common stock subject to possible redemption.

Class B Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$276,137,639

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from February 14, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and finding a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $55,690, which consists of operating costs of $184,615 and a provision for income taxes of $8,714, offset by interest income on marketable securities held in the Trust Account of $96,143 and an unrealized gain on marketable securities held in our Trust Account of $41,496.

For the period from February 14, 2020 (inception) through September 30, 2020, we had a net loss of $56,690, which consists of operating costs of $185,615 and a provision for income taxes of $8,714, offset by interest income on marketable securities held in the Trust Account of $96,143 and an unrealized gain on marketable securities held in our Trust Account of $41,496.

Liquidity and Capital Resources

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

For the period from February 14, 2020 (inception) through September 30, 2020, cash used in operating activities was $212,209. Net loss of $56,690 was affected by interest earned on marketable securities held in the Trust Account of $96,143, an unrealized gain on marketable securities of $41,496, a provision for income taxes of $8,714 and changes in operating assets and liabilities, which used $26,594 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $276,137,639. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $1,140,963 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

Date: November 13, 2020	By:	/s/ R. Steven Hicks
	Name:	R. Steven Hicks
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)