Form 10-K/A
period 2020-12-31
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2021-07-08
CIK 1805087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

- i -

EXPLANATORY NOTE

Capstar Special Purpose Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”) to restate our financial statements for the period from February 14, 2020 (inception) through December 31, 2020 included in the Original Filing (the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed with the SEC on July 13, 2020 or its quarterly reports on Form 10-Q filed on August 17, 2020 and November 13, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

- ii -

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Business Strategy & Competitive Strengths

While we will not be limited to a particular industry or geographic region, given the experience of our management team and Capstar Partners, our acquisition and value creation strategy will be to identify, acquire and build a company in the consumer, healthcare or TMT industry sectors. Our acquisition strategy will leverage Capstar Partners' and the PIMCO private funds' networks of proprietary deal sourcing where we believe a combination of industry research, private equity sponsorship and lending relationships will provide us with a number of business combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for the Company. Our goal is to collaborate with a company that already is a fundamentally healthy company. We will seek to work with a potential acquisition candidate to access the capital markets, attract top tier management talent, and execute a proprietary value-creation business plan helping the company continue to grow into the next phase of its life cycle. We plan to employ a fundamental, value-oriented acquisition framework that seeks a target with the potential for significant equity value creation coupled with strong downside protection from dependable cash flows and a durable business franchise. The management team along with its Board of Directors have experience in:

●	operating companies in the public and private markets, defining corporate strategy, and identifying, mentoring and recruiting top talent;

●	growing companies, both organically and through strategic transactions, expanding product portfolios and broadening geographic footprints;

•	strategically investing in leading private and public consumer, healthcare and TMT companies to help accelerate growth and maturation;

•	sourcing, structuring, acquiring and selling businesses;

•	accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures; and

•	fostering relationships with sellers, capital providers and experienced target management teams.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders' founder shares, we would need only 10,350,001, or 37.5%, of the 27,600,000 public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

In light of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment, we have identified a material weakness in our internal control over financial reporting related to the warrants we issued in connection with our initial public offering in July 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the affected periods. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the Restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatement, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from February 14, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from February 14, 2020 (inception) through December 31, 2020, we had a net loss of $15,294,860, which consists of operating costs of $2,426,204, changes in fair value of warrant liability of $12,406,208 and transaction costs associated with our Initial Public Offering of $671,901, offset by interest income on marketable securities held in the Trust Account of $201,441 and an unrealized gain on marketable securities held in our Trust Account of $8,012.

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

For the period from February 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $861,345. Net loss of $15,294,860 was affected by changes in fair value of warrant liability of $12,406,208, transaction costs associated with our Initial Public Offering of $671,901, interest earned on marketable securities held in the Trust Account of $201,441, an unrealized gain on marketable securities of $8,012 and changes in operating assets and liabilities, which provided $1,564,859 of cash from operating activities.

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

Warrant Liability (restated, see Note 2)

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness that was identified as a result of the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from February 14, 2020 (inception) through December 31, 2020 have been restated.

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

New York, NY

March 30, 2021, except for the effects of the restatement discussed in Notes 2 and 12 as to which date is July 8, 2021.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current Assets
Cash	$491,827
Prepaid expenses	65,973
Total Current Assets	557,800

Cash and marketable securities held in Trust Account	276,209,453
TOTAL ASSETS	$276,767,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$1,630,832
Warrant liability	30,101,808
Deferred underwriting payable	9,660,000
Total Liabilities	41,392,640

Commitments

Class A common stock subject to possible redemption, 23,034,669 shares at redemption value	230,374,604

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,565,331 issued and outstanding (excluding 23,034,669 shares subject to possible redemption)	457
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	20,293,722
Accumulated deficit	(15,294,860)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,767,253

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$2,426,204
Loss from operations	(2,426,204)

Other expense:
Interest earned on marketable securities held in Trust Account	201,441
Unrealized gain on marketable securities held in Trust Account	8,012
Change in fair value of warrant liability	(12,406,208)
Transaction costs incurred in connection with warrant liability	(671,901)
Other expense, net	(12,868,656)

Net loss	$(15,294,860)

Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,524,620

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,269,814

Basic and diluted net loss per share, Non-redeemable common stock	$(1.85)

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	6,900,000	690	24,310	—	25,000

Sale of 27,600,000 Units, net of underwriting discounts	27,600,000	2,760	—	—	249,363,313	—	249,366,073

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	1,278,400	—	1,278,400

Class A common stock subject to possible redemption	(23,034,669)	(2,303)	—	—	(230,372,301)	—	(230,374,604)

Net loss	—	—	—	—	—	(15,294,860)	(15,294,860)
Balance – December 31, 2020	4,565,331	$457	6,900,000	$690	$20,293,722	$(15,294,860)	$5,000,009

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(15,294,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(201,441)
Unrealized gain on marketable securities held in Trust Account	(8,012)
Change in fair value of warrant liability	12,406,208
Transaction costs incurred in connection with warrant liability	671,901
Changes in operating assets and liabilities:
Prepaid expenses	(65,973)
Accrued expenses	1,630,832
Net cash used in operating activities	(861,345)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	7,520,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(671,828)
Net cash provided by financing activities	277,353,172

Net Change in Cash	491,827
Cash – Beginning of period	—
Cash – End of period	$491,827

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$244,996,570
Change in value of Class A common stock subject to possible redemption	$(14,621,966)
Deferred underwriting fee payable	$9,660,000
Initial classification of warrant liability	$17,695,600

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2020. On July 7, 2020, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (each, a "Private Placement Warrant" and, collectively, the "Private Placement Warrants") at a price of $1.00 per Private Placement Warrant in a private placement to Capstar Sponsor Group, LLC (the "Sponsor"), generating gross proceeds of $7,520,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the "public stockholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company's warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company's Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

As of December 31, 2020, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and had substantial doubt over its ability to continue as a going concern. On March 3, 2021 (see Note 12), the Sponsor committed to provide the Company an aggregate of $1,500,000 in loans for working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of July 7, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on July 7, 2020, September 30, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of July 7, 2020 (audited)
Warrant Liability	$—	$17,695,600	$17,695,600
Class A Common Stock Subject to Possible Redemption	262,692,170	(17,695,600)	244,996,570
Class A Common Stock	133	177	310
Additional Paid-in Capital	5,000,179	671,724	5,671,903
Accumulated Deficit	(1,000)	(671,901)	(672,901)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$17,081,700	$17,081,700
Class A Common Stock Subject to Possible Redemption	262,636,479	(17,081,700)	245,554,779
Class A Common Stock	134	171	305
Additional Paid-in Capital	5,055,869	57,830	5,113,699
Accumulated Deficit	(56,690)	(58,001)	(114,691)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$30,101,808	$30,101,808
Class A Common Stock Subject to Possible Redemption	260,476,412	(30,101,808)	230,374,604
Common Stock	156	301	457
Additional Paid-in Capital	7,215,914	13,077,808	20,293,722
Accumulated Deficit	(2,216,751)	(13,078,109)	(15,294,860)

Statement of Operations for the Period from February 14, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$613,900	$613,900
Transaction costs associated with Initial Public Offering	—	(671,901)	(671,901)
Net loss	(56,690)	(58,001)	(114,691)
Weighted average shares outstanding, Common stock subject to possible redemption	26,269,217	(1,769,560)	24,499,657
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common stock	6,869,801	689,966	7,559,767
Basic and diluted net loss per share, Common stock	(0.02)	—	(0.02)

Statement of Operations for the Period from February 14, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(12,406,208)	$(12,406,208)
Transaction costs associated with Initial Public Offering	—	(671,901)	(671,901)
Net loss	(2,216,751)	(13,078,109)	(15,294,860)
Weighted average shares outstanding, Common stock subject to possible redemption	26,261,989	(1,737,369)	24,524,620
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common stock	7,273,705	1,010,362	8,269,814
Basic and diluted net loss per share, Common stock	(0.31)	(1.54)	(1.85)

Cash Flow Statement for the Period from February 14, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	(56,690)	(58,001)	(114,691)
Change in fair value of warrant liability	$—	$(613,900)	$(613,900)
Transaction costs associated with Initial Public Offering	—	671,901	671,901
Initial classification of Class A common stock subject to possible redemption	262,692,170	(17,695,600)	244,996,570
Change in value of Class A common stock subject to possible redemption	(55,691)	613,900	558,209

Cash Flow Statement for the Period from February 14, 2020 (inception) to December 31, 2020 (audited)
Net loss	(2,216,751)	(13,078,109)	(15,294,860)
Change in fair value of warrant liability	$—	$(12,406,208)	$(12,406,208)
Transaction costs associated with Initial Public Offering	—	(671,901)	(671,901)
Initial classification of Class A common stock subject to possible redemption	262,692,170	(17,695,600)	244,996,570
Change in value of Class A common stock subject to possible redemption	(2,215,758)	(12,406,208)	(14,621,966)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability (Restated, see Note 2)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) per Common Share (Restated, see Note 2)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from February 14, 2020 (Inception) Through December 31, 2020
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$174,810
Less: interest available to be withdrawn for payment of taxes	(146,895)
Less: interest available to be withdrawn for working capital	—
Net income attributable to Class A common stock subject to possible redemption	$27,915
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,524,620
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(15,294,860)
Net income allocable to Class A common stock subject to possible redemption	(27,915)
Non-Redeemable Net Loss	$(15,322,775)
Denominator: Weighted Average Non-redeemable common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,269,814
Basic and diluted net loss per share, Non-redeemable common stock	$(1.85)

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

Fair Value Measurements (Restated, see Note 2)

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On February 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Promissory Note"). The Promissory Note was non-interest bearing and payable on the earlier of July 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $150,000 was repaid at the closing of the Initial Public Offering on July 7, 2020.

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 4,565,331 shares of Class A common stock issued and outstanding, excluding 23,034,669 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. INCOME TAX (Restated, see Note 2)

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in fair value of warrants	(17.1)%
Transaction costs incurred in connection with warrant liabilities	(0.9)%
Valuation allowance	(3.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. See Note 2 for a discussion on the restatement of the Company's financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. Fair Value Measurements (Restated, see Note 2)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$276,209,453

Liabilities:
Warrant Liability – Public Warrants	1	19,458,000
Warrant Liability – Private Placement Warrants	3	10,643,808

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on July 7, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption, shares of Class A common stock and shares of Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	July 7, 2020 (Initial Measurement)
Risk-free interest rate	0.39%
Tine to maturity	6.0
Dividend yield	0.00%
Expected volatility	10.0%
Exercise price	$11.50
Unit Price	$10.18

On July 7, 2020, the Private Placement Warrants and Public Warrants were determined to be $0.83 per warrant for aggregate values of $6.24 million and 11.45 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes Merton model which is considered a Level 3 measurement.

The key inputs into the Black Scholes Merton model for the Private Placement Warrants were as follows at December 31, 2020:

Input
Risk-free interest rate	0.47%
Expected Term	5.76
Dividend yield	0.00%
Expected volatility	19.0%
Exercise price	$11.50
Unit Price	$10.15

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $19.46 million and $10.64 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on July 7, 2020 (IPO)	6,241,600	11,454,000	17,695,600
Change in valuation inputs or other assumptions	4,402,208	8,004,000	12,406,208
Fair value as of December 31, 2020	$10,643,808	$19,458,000	$30,101,808

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $11.1 million during the period from July 7, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. See Note 2 for a discussion on the restatement of the Company's financial statements.

NOTE 12. SUBSEQUENT EVENTS

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

Name	Position	Date

	Chairman, Chief Executive Officer and Chief Financial	July 8, 2021
/s/ R. Steven Hicks	Officer (Principal executive officer and principal financial
R. Steven Hicks	and accounting officer)

/s/ Rodrigo de la Torre	Lead Director
Rodrigo de la Torre		July 8, 2021

/s/ Jamie Weinstein	Director
Jamie Weinstein		July 8, 2021

/s/ Kathryn Cavanaugh	Director
Kathryn Cavanaugh		July 8, 2021

/s/ John Ghiselli	Director
John Ghiselli		July 8, 2021

/s/ James Whittenburg	Director
James Whittenburg		July 8, 2021