Form 10-Q
period 2021-03-31
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2021-07-08
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 7, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$947,909	$491,827
Prepaid expenses	50,651	65,973
Total Current Assets	998,560	557,800

Cash and marketable securities held in Trust Account	276,138,312	276,209,453
Total Assets	$277,136,872	276,767,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$2,246,491	1,630,832
Warrant Liability	15,168,784	30,101,808
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	27,075,275	41,392,640

Commitments

Class A common stock subject to possible redemption 24,493,884 and 23,034,669 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	245,061,587	230,374,604

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,106,116 and 4,565,331 shares issued and outstanding (excluding 24,493,884 and 23,034,669 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	311	457
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	5,606,885	20,293,722
Accumulated deficit	(607,876)	(15,294,860)
Total Stockholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,136,872	276,767,253

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$350,905
Loss from operations	(350,905)

Other income:
Interest earned on marketable securities held in Trust Account	42
Unrealized gain on marketable securities held in Trust Account	104,823
Change in fair value of warrant liability	14,933,024
Other income	15,037,889

Net income (loss)	$14,686,984

Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	23,034,669

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,465,331

Basic and diluted net loss per share, Non-redeemable common stock	$1.28

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,565,331	$457	6,900,000	$690	$20,293,722	$(15,294,860)	$5,000,009

Change in value of common stock subject to redemption	(1,459,215)	(146)	—	—	(14,686,837)	—	(14,686,983)

Net income	—	—	—	—	—	14,686,984	14,686,984

Balance – March 31, 2021	3,106,116	$311	6,900,000	$690	$5,606,885	$(607,876)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income (loss)	$14,686,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(42)
Unrealized gain on marketable securities held in Trust Account	(104,823)
Change in fair value of warrant liability	(14,933,024)
Changes in operating assets and liabilities:
Prepaid expenses	15,322
Accrued expenses	615,659
Net cash provided by operating activities	280,076

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise and income taxes	176,006
Net cash provided by investing activities	176,006

Net Change in Cash	456,082
Cash – Beginning of period	491,827
Cash – End of period	$947,909

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$14,686,983

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity and Management’s Plan

As of March 31, 2021, the Company had $947,909 in its operating bank accounts, $276,138,312 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,197,931, which excludes $50,000 of franchise taxes payable. As of March 31, 2021, approximately $138,000, of the amount on deposit in the Trust Account represented interest income and unrealized gains, which is available to pay the Company’s tax obligations.

On March 3, 2021 (see Note 5), the Sponsor committed to provide the Company an aggregate of $1,500,000 in loans for working capital purposes. As a result, management has determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on July 8, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and for the three months ended March 31, 2021, due to the change in warrant valuation and the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted loss per share, since the exercise price of the warrants was greater than the average market price for the period.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$37
Unrealized gain on marketable securities held in Trust Account	93,030
Less: interest available to be withdrawn for payment of taxes	(44,375)
Net income attributable to Class A common stock subject to possible redemption	$48,692
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,034,669
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income (loss)	$14,686,984
Net income allocable to Class A common stock subject to possible redemption	(48,692)
Non-Redeemable Net Loss	$14,638,292
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,465,331
Basic and diluted net loss per share, Non-redeemable common stock	$1.28

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

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 1, 2020 through the earlier of the Company's consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,106,116 and 4,565,331 shares of Class A common stock issued and outstanding, excluding 24,493,884 and 23,034,669 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8. WARRANTS

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$276,138,312	$276,209,453

Liabilities:
Warrant Liability – Public Warrants	1	$9,798,000	$19,458,000
Warrant Liability – Private Placement Warrants	3	$5,370,784	$10,643,808

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 to be $0.71 per warrant and $1.42 per warrant, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.45%	0.47%
Expected Term	5.63	5.76
Dividend yield	0.00%	0.00%
Expected volatility	13.0%	19.0%
Exercise price	$11.50	$11.50
Unit Price	$9.76	$10.15

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,643,808	$19,458,000	$30,101,808
Change in fair value	(5,273,024)	(9,660,000)	(14,933,024)
Fair value as of March 31, 2021	5,370,784	9,798,000	15,168,784

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-KA filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from February 14, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and finding a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $14,686,984, which consists of changes in fair value of warrant liabilities of $14,933,024, an unrealized gain on marketable securities held in Trust Account of $104,823 and interest income on investments and marketable securities held in the Trust Account of $42 offset by operating costs of $350,905.

For the period from February 26, 2020 (inception) through March 31, 2020, we had net loss $1,000, which consisted of formation and operating costs.

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

For the three months ended March 31, 2021, cash provided by operating activities was $280,076. Net income of $14,686,984 was affected by changes in fair value of warrant liabilities of $14,933,024, an unrealized gain on marketable securities held in Trust Account of $104,823 and interest earned on marketable securities held in the Trust Account of $42 and changes in operating assets and liabilities, which provided $630,981 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $276,138,312. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2021, we have withdrawn $176,006 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $947,909, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 3, 2021, the Sponsor committed to provide us an aggregate of $1,500,000 in loans for working capital purposes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per share of common stock, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of this Quarterly Report Form 10-Q, we revised our prior position on accounting for warrants. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants, our disclosure controls and procedures were not effective as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

Date: July 8, 2021	By:	/s/ R. Steven Hicks
	Name:	R. Steven Hicks
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)