Form 10-Q
period 2021-06-30
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2021-08-16
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
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

As of August 13, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2021(Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the three months ending June 30, 2020 and for the period from February 14, 2020 (inception) to June 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from February 14, 2020 (inception) to June 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from February 14, 2020 (inception) to June 30, 2020 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$791,603	$491,827
Prepaid expenses	46,709	65,973
Total Current Assets	838,312	557,800

Cash and marketable securities held in Trust Account	276,146,597	276,209,453
Total Assets	$276,984,909	276,767,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$2,140,282	1,630,832
Warrant Liabilities	19,212,004	30,101,808
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	31,012,286	41,392,640

Commitments

Class A common stock subject to possible redemption 24,084,470 and 23,034,669 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	240,972,620	230,374,604

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,515,530 and 4,565,331 shares issued and outstanding (excluding 24,084,470 and 23,034,669 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	352	457
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	9,695,811	20,293,722
Accumulated deficit	(4,696,850)	(15,294,860)
Total Stockholders’ Equity	5,000,003	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,984,909	276,767,253

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 14,
				2020
	Three Months	Six Months	Three Months	(Inception)
	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020
General and administrative expenses	$54,039	$404,944	$—	$1,000
Loss from operations	(54,039)	(404,944)	—	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,838	4,880	—	—
Unrealized gain on marketable securities held in Trust Account	3,447	108,270	—	—
Change in fair value of warrant liability	(4,043,220)	10,889,804	—	—
Total other income (expense), net	(4,034,935)	11,002,954	—	—

Net (loss) income	$(4,088,974)	$10,598,010	$—	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,493,884	23,768,307	—	—

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock(1)	10,006,116	10,731,693	$6,000,000	6,000,000

Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.41)	$0.99	$0.00	$0.00
(1)	The 2020 periods presented, excludes an aggregate of up to 900,000 shares that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	4,565,331	$457	6,900,000	$690	$20,293,722	$(15,294,860)	$5,000,009

Change in value Class A common stock subject to possible redemption	(1,459,215)	(146)	—	—	(14,686,837)	—	(14,686,983)

Net income	—	—	—	—	—	14,686,984	14,686,984

Balance - March 31, 2021	3,106,116	311	6,900,000	690	5,606,885	(607,876)	5,000,010

Change in value Class A common stock subject to possible redemption	409,414	41	—	—	4,088,926	—	4,088,967

Net loss	—	—	—	—	—	(4,088,974)	(4,088,974)
Balance – June 30, 2021	3,515,530	$352	6,900,000	$690	$9,695,811	$(4,696,850)	$5,000,003

FOR THE THREE MONTHS ENDED JUNE 30, 2020

AND FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	—	6,900,000	690	24,310	(1,000)	24,000

Net income	—	—	—	—	—	—	—
Balance – June 30, 2021	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the period
		from February
		14, 2020
	Six months	(Inception)
	ended June 30,	through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$10,598,010	$(1,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(4,880)	—
Unrealized gain on marketable securities held in Trust Account	(108,270)	—
Change in fair value of warrant liability	(10,889,804)	—
Changes in operating assets and liabilities:
Prepaid expenses	19,264	—
Accrued expenses	509,450	1,000
Net cash provided by operating activities	123,770	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise and income taxes	176,006	—
Net cash provided by investing activities	176,006	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note - related party	—	(10,000)
Payment of offering costs	—	(132,879)
Net cash provided by financing activities	—	32,121

Net Change in Cash	299,776	32,121
Cash - Beginning of period	491,827
Cash - End of period	$791,603	$32,121

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$71,800
Change in value of Class A common stock subject to possible redemption	$10,598,016	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Capstar Special Purpose Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the consumer, healthcare and technology, media and telecommunications (“TMT”) industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Capstar Sponsor Group, LLC (the “Sponsor”), generating gross proceeds of $7,520,000, which is described in Note 4.

Transaction costs amounted to $15,851,828, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $671,828 of other offering costs.

Following the closing of the Initial Public Offering on July 7, 2020, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The proceeds are held in the Trust Account located in the United States and shall be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on interest income earned from the Trust Account and the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (i) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

The Company will have until July 7, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Management’s Plan

As of June 30, 2021, the Company had $791,603 in its operating bank accounts, $276,146,597 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,674,421, which excludes $100,000 of franchise taxes payable.

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes (see Note 10). These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As a result, management has determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on July 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rates differ from the statutory tax rate for the periods presented primarily due to the change in warrant valuation and the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted loss per share, since the exercise price of the warrants was greater than the average market price for the period.

The Company’s statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

				For the Period
				from February
				14, 2020
	Three Months Ended	Six Months Ended	Three Months Ended	(Inception)
	June 30,	June 30,	June 30,	Through June 30,
	2021	2021	2020	2020
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$4,222	$4,258	$—	$—
Unrealized gain on marketable securities held in Trust Account	3,008	94,476	—	—
Less: interest available to be withdrawn for payment of taxes	(7,230)	(87,259)	—	—
Net income attributable to Class A common stock subject to possible redemption	$—	$11,475	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,493,884	23,768,307	—	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	0.00	0.00	0.00

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Net Earnings
Net income (loss)	$(4,088,974)	$10,598,010	$—	$(1,000)
Less: Net income allocable to Class A common stock subject to possible redemption	—	(11,475)	—	—
Non-Redeemable Net Income (Loss)	$(4,088,974)	$10,586,535	$—	$(1,000)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,006,116	10,731,693	6,000,000	6,000,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.41)	$0.99	$0.00	$0.00

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 26, 2020, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On July 1, 2020, the Company effected a stock dividend of 1,150,000 shares, resulting in the Company’s initial stockholders holding an aggregate of 6,900,000 Founder Shares. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. All share and per-share amounts have been retroactively restated to reflect the stock dividend. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on July 1, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, and paid $20,000 and $50,000, respectively, in fees for these services. At June 30, 2021, $10,000 was included in account payable and accrued expense in the condensed balance sheet.

Promissory Note — Related Party

On February 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of July 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $140,000 was repaid at the closing of the Initial Public Offering on July 7, 2020.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 3, 2021, the Sponsor committed to provide the Company an aggregate of $1,500,000 in loans for working capital purposes on an as needed basis. Such loans will be evidenced by a promissory note when issued.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 1, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,515,530 and 4,565,331 shares of Class A common stock issued and outstanding, excluding 24,084,470 and 23,034,669 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$276,146,597	$276,209,453

Liabilities:
Warrant Liability – Public Warrants	1	$12,418,620	$19,458,000
Warrant Liability – Private Placement Warrants	3	$6,793,384	$10,643,808

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $0.90 per warrant and $1.42 per warrant, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.96%	0.47%
Expected Term	5.51	5.76
Dividend yield	0.00%	0.00%
Expected volatility	14.9%	19.0%
Exercise price	$11.50	$11.50
Unit Price	$9.79	$10.15

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,643,808	$19,458,000	$30,101,808
Change in fair value	(5,273,024)	(9,660,000)	(14,933,024)
Fair value as of March 31, 2021	5,370,784	9,798,000	15,168,784
Change in fair value	1,422,600	2,620,620	4,043,220
Fair value as of June 30, 2021	6,793,384	12,418,620	19,212,004

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 19, 2021, the Company (“CPSR”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among CPSR, CPSR Gelesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CPSR (“Merger Sub”) and Gelesis, Inc., a Delaware corporation (“Gelesis”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of CPSR and Gelesis.

The Business Combination Agreement provides for, among other things, that Merger Sub will merge with and into Gelesis, with Gelesis as the surviving company in the merger and, after giving effect to such merger, Gelesis shall be a wholly-owned subsidiary of CPSR (the “Merger”). In addition, CPSR will be renamed Gelesis Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, (i) each share of Gelesis outstanding as of immediately prior to the Effective Time will be exchanged for shares of CPSR common stock, par value $0.0001 per share (“CPSR Shares”) based on an implied Gelesis equity value of $900,000,000; (ii) all vested and unvested stock options of Gelesis will be assumed by CPSR and thereafter be settled or exercisable for CPSR Shares, as applicable, determined based on the same implied Gelesis equity value described in clause (i); (iii) each warrant of Gelesis will be canceled in exchange for a warrant to purchase shares of CPSR determined based on the same implied Gelesis equity value described in clause (i); and (iv) each share of CPSR Class A common stock, par value $0.0001 per share (the “CPSR Class A Common Stock”) and each share of CPSR Class B common stock, par value $0.0001 per share (the “CPSR Class B Common Stock”) that is issued and outstanding immediately prior to the Effective Time shall become one CPSR Share following the consummation of the Business Combination. In addition, each holder of shares of Gelesis common stock, options and warrants will receive its pro rata portion of 15,000,000 restricted earn out CPSR Shares, which will vest (in part) in equal thirds if the trading price of CPSR Shares is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any 20 trading days within any 30-trading day period on or prior to the date that is five years following the Effective Time (the “Earn Out Period”) and will also vest in connection with any Change of Control Transaction with respect to CPSR if the applicable thresholds are met in such Change of Control Transaction during the Earn Out Period.

The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by CPSR’s stockholders and the fulfillment of other customary closing conditions.

Sponsor Loan

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-KA filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On July 19, 2021, the Company (“CPSR”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among CPSR, CPSR Gelesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CPSR (“Merger Sub”) and Gelesis, Inc., a Delaware corporation (“Gelesis”).

 The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of CPSR and Gelesis.

 The Business Combination Agreement provides for, among other things, that Merger Sub will merge with and into Gelesis, with Gelesis as the surviving company in the merger and, after giving effect to such merger, Gelesis shall be a wholly-owned subsidiary of CPSR (the “Merger”). In addition, CPSR will be renamed Gelesis Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

 In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, (i) each share of Gelesis outstanding as of immediately prior to the Effective Time will be exchanged for shares of CPSR common stock, par value $0.0001 per share (“CPSR Shares”) based on an implied Gelesis equity value of $900,000,000; (ii) all vested and unvested stock options of Gelesis will be assumed by CPSR and thereafter be settled or exercisable for CPSR Shares, as applicable, determined based on the same implied Gelesis equity value described in clause (i); (iii) each warrant of Gelesis will be canceled in exchange for a warrant to purchase shares of CPSR determined based on the same implied Gelesis equity value described in clause (i); and (iv) each share of CPSR Class A common stock, par value $0.0001 per share (the “CPSR Class A Common Stock”) and each share of CPSR Class B common stock, par value $0.0001 per share (the “CPSR Class B Common Stock”) that is issued and outstanding immediately prior to the Effective Time shall become one CPSR Share following the consummation of the Business Combination. In addition, each holder of shares of Gelesis common stock, options and warrants will receive its pro rata portion of 15,000,000 restricted earn out CPSR Shares, which will vest (in part) in equal thirds if the trading price of CPSR Shares is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any 20 trading days within any 30-trading day period on or prior to the date that is five years following the Effective Time (the “Earn Out Period”) and will also vest in connection with any Change of Control Transaction with respect to CPSR if the applicable thresholds are met in such Change of Control Transaction during the Earn Out Period.

The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by CPSR’s stockholders and the fulfillment of other customary closing conditions.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from February 14, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and finding a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $4,088,974, which consists of changes in fair value of warrant liabilities of $4,043,220 and operating costs of $54,039 offset by unrealized gain on marketable securities held in Trust Account of $3,447 and interest income on investments and marketable securities held in the Trust Account of $4,838.

For the six months ended June 30, 2021, we had a net income of $10,598,010, which consists of changes in fair value of warrant liabilities of $10,889,804, an unrealized gain on marketable securities held in Trust Account of $108,270 and interest income on investments and marketable securities held in the Trust Account of $4,880, offset by operating costs of $404,944.

For the period from February 26, 2020 (inception) through June 30, 2020, we had net loss $1,000, which consisted of formation costs.

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

For the six months ended June 30, 2021, cash provided by operating activities was $123,770. Net income of $10,598,010 was affected by changes in fair value of warrant liabilities of $10,889,804, an unrealized gain on marketable securities held in Trust Account of

$108,270, interest earned on marketable securities held in the Trust Account of $4,880 and changes in operating assets and liabilities, which provided $528,714 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $276,146,597. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we have withdrawn $176,006 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $791,603, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As a result, management has determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income(loss)  per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss)  per share of common stock, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2021 (filed with the SEC on July 8, 2021), we revised our prior position on accounting for warrants. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants, our disclosure controls and procedures were not effective as of June 30, 2021.

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ R. Steven Hicks
	Name:	R. Steven Hicks
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)