Form 10-Q/A
period 2021-06-30
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2021-09-22
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Capstar Special Purpose Acquisition Corp. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-Q (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Filing”).

We are filing this Amendment No. 1 to amend and restate in its entirety Exhibit 31.1 in response to a comment letter received from the SEC on September 15, 2021 in connection with its review of the Original Filing.

This Amendment No. 1 does not include the entire Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

* Filed herewith.

** Previously furnished.

*** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

Date: September 22, 2021	By:	/s/ R. Steven Hicks
	Name:	R. Steven Hicks
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)