Form 10-Q
period 2021-09-30
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2021-11-16
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2021(Unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021, and for the period from February 14, 2020 (inception) through September 30, 2020 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021, and for the period from February 14, 2020 (inception) to September 30, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from February 14, 2020 (inception) to September 30, 2020 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Control and Procedures	28

PART II – OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

i

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$304,944	$491,827
Prepaid expenses	39,816	65,973
Total Current Assets	344,760	557,800

Cash and marketable securities held in Trust Account	276,178,675	276,209,453
Total Assets	$276,523,435	276,767,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$2,760,072	1,630,832
Warrant liabilities	32,386,148	30,101,808
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	44,806,220	41,392,640

Commitments

Class A common stock subject to possible redemption 27,600,000 shares at redemption value as of September 30, 2021 and December 31, 2020	276,028,675	276,033,447

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(44,312,150)	(40,659,524)
Total Stockholders’ Deficit	(44,311,460)	(40,658,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,523,435	276,767,253

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 14,
				2020
	Three Months	Nine Months	Three Months	(Inception)
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2020
General and administrative expenses	$1,113,342	$1,518,286	$184,615	$185,615
Loss from operations	(1,113,342)	(1,518,286)	(184,615)	(185,615)

Other income (expense):
Interest earned on marketable securities held in Trust Account	138,117	142,997	96,143	96,143
Unrealized gain (loss) on marketable securities held in Trust Account	(106,039)	2,231	41,496	41,496
Change in fair value of warrant liabilities	(13,174,144)	(2,284,340)	613,900	613,900
Transaction costs associated with the Initial Public Offering	—	—	(671,901)	(671,901)
Total other income (expense), net	(13,142,066)	(2,139,112)	79,638	79,638

Loss before income taxes	(14,255,408)	(3,657,398)	(104,977)	(105,977)
Provision for income taxes	—	—	(8,714)	(8,714)
Net loss	$(14,255,408)	$(3,657,398)	$(113,691)	$(114,691)

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	25,780,220	10,761,468

Basic and diluted net loss per share, Class A common stock	$(0.41)	$(0.11)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	$6,840,659	6,350,917

Basic and diluted net loss per share, Class B common stock	$(0.41)	$(0.11)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021, as restated	—	$—	6,900,000	$690	$—	$(40,659,524)	$(40,658,834)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(54,865)	(54,865)

Net income	—	—	—	—	—	14,686,984	14,686,984

Balance - March 31, 2021	—	$—	6,900,000	$690	$—	$(26,027,405)	$(26,026,715)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	41,715	41,715
Net loss	—	—	—	—	—	(4,088,974)	(4,088,974)
Balance - June 30, 2021	—	$—	6,900,000	$690	$—	$(30,074,664)	$(30,073,974)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	17,922	17,922
Net loss	—	—	—	—	—	(14,255,408)	(14,255,408)
Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(44,312,150)	$(44,311,460)

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Net income	—	—	—	—	—	—	—
Balance - June 30, 2020	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(1,302,710)	(25,418,856)	(26,721,566)

Excess cash received from sale of Private Placement Warrants	—	—	—	—	1,278,400	—	1,278,400

Net loss	—	—	—	—	—	(113,691)	(113,691)

Balance – September 30, 2020	—	$—	6,900,000	$690	$—	$(25,533,547)	$(25,532,857)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		from February
		14, 2020
	Nine months	(Inception)
	ended September 30,	through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,657,398)	$(114,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(142,997)	(96,143)
Unrealized gain on marketable securities held in Trust Account	(2,231)	(41,496)
Transaction costs associated with the Initial Public Offering	—	671,901
Change in fair value of warrant liabilities	2,284,340	(613,900)
Deferred tax provision	—	8,714
Changes in operating assets and liabilities:
Prepaid expenses	26,157	(81,365)
Accounts payable and accrued expenses	1,129,240	54,771
Net cash used in operating activities	(362,889)	(212,209)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	176,006	—
Investment of cash into Trust Account	—	(276,000,000)
Net cash provided by (used in) investing activities	176,006	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note - related party	—	(150,000)
Payment of offering costs	—	(671,828)
Net cash provided by financing activities	—	277,353,172

Net Change in Cash	(186,883)	1,140,963
Cash - Beginning of period	491,827	—
Cash - End of period	$304,944	$1,140,963
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$276,000,000
Change in value of Class A common stock subject to possible redemption	$(4,772)	$87,639
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company has one wholly-owned subsidiary, CPSR Gelesis Merger Sub, Inc., which was incorporated in the State of Delaware on July 2, 2021 (“Merger Sub”).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, the search for a target company for a Business Combination and activities in connection with the proposed business combination with Gelesis, Inc., a Delaware corporation (“Gelesis”) (see Note 7). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,520,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Capstar Sponsor Group, LLC (the “Sponsor”), generating gross proceeds of $7,520,000, which is described in Note 5.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Management’s Plan

As of September 30, 2021, the Company had $304,944 in its operating bank accounts, $276,178,675 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,265,312, which excludes $150,000 of franchise taxes payable.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes (see Note 6). These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As a result, management has determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or July 7, 2022, the scheduled liquidation date of the Company if a Business Combination is not completed.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s condensed consolidated financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of July 7, 2020
Class A common stock subject to possible redemption	$244,996,570	$31,003,430	$276,000,000
Class A common stock	$310	$(310)	$—
Additional paid-in capital	$5,671,903	$(5,671,903)	$—
Accumulated deficit	$(672,901)	$(25,331,217)	$(26,004,118)
Total stockholders’ equity (deficit)	$5,000,002	$(31,003,430)	$(26,003,428)
Number of shares subject to redemption	24,499,657	3,100,343	27,600,000

Balance Sheet as of September 30, 2020
Class A common stock subject to possible redemption	$245,554,779	$30,532,860	$276,087,639
Class A common stock	$305	$(305)	$—
Additional paid-in capital	$5,113,699	$(5,113,699)	$—
Accumulated deficit	$(114,691)	$(25,418,856)	$(25,533,547)
Total stockholders’ equity (deficit)	$5,000,003	$(30,532,860)	$(25,532,857)
Number of shares subject to redemption	24,547,683	3,052,317	27,600,000

Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$230,374,604	$45,658,843	$276,033,447
Class A common stock	$457	$(457)	$—
Additional paid-in capital	$20,293,722	$(20,293,722)	$—
Accumulated deficit	$(15,294,860)	$(25,364,664)	$(40,659,524)
Total stockholders’ equity (deficit)	$5,000,009	$(45,658,843)	$(40,658,834)
Number of shares subject to redemption	23,034,669	4,565,331	27,600,000

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$245,061,587	$31,026,725	$276,088,312
Class A common stock	$311	$(311)	$—
Additional paid-in capital	$5,606,885	$(5,606,885)	$—
Accumulated deficit	$(607,876)	$(25,419,529)	$(26,027,405)
Total stockholders’ equity (deficit)	$5,000,010	$(31,026,725)	$(26,026,715)
Number of shares subject to redemption	24,493,884	3,106,116	27,600,000

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$240,972,620	$35,073,977	$276,046,597
Class A common stock	$352	$(352)	$—
Additional paid-in capital	$9,695,811	$(9,695,811)	$—
Accumulated deficit	$(4,696,850)	$(25,377,814)	$(30,074,664)
Total stockholders’ equity (deficit)	$5,000,003	$(35,073,977)	$(30,073,974)
Number of shares subject to redemption	24,084,470	3,515,530	27,600,000

Statement of Operations for the Period from February 14, 2020 (Inception) Through September 30, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,499,657	(24,499,657)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,559,767	(7,559,767)	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$0.02	$—
Weighted average shares outstanding of Class A common stock	—	10,761,468	10,761,468
Basic and diluted net loss per share, Class A common stock	$—	$(0.01)	$(0.01)
Weighted average shares outstanding of Class B common stock	—	6,350,917	6,350,917
Basic and diluted net loss per share, Class B common stock	$—	$(0.01)	$(0.01)

Statement of Operations for the Period from February 14, 2020 (Inception) Through December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,524,620	(24,524,620)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,269,814	(8,269,814)	—
Basic and diluted net loss per share, Non-redeemable common stock	$(1.85)	$1.85	$—
Weighted average shares outstanding of Class A common stock	—	15,758,710	15,758,710
Basic and diluted net loss per share, Class A common stock	$—	$(0.69)	$—
Weighted average shares outstanding of Class B common stock	—	6,513,871	6,513,871
Basic and diluted net loss per share, Class B common stock	$—	$(0.69)	$(0.69)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,034,669	(23,034,669)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,465,331	(11,465,331)	—
Basic and diluted net income per share, Non-redeemable common stock	$1.28	$(1.28)	$—
Weighted average shares outstanding of Class A common stock	—	27,600,000	27,600,000
Basic and diluted net income per share, Class A common stock	$—	$0.43	$0.43
Weighted average shares outstanding of Class B common stock	—	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$—	$0.43	$0.43

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously
	Reported	Adjustment	As Restated
Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,493,884	(24,493,884)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,006,116	(10,006,116)	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.41)	$0.41	$—
Weighted average shares outstanding of Class A common stock	—	27,600,000	27,600,000
Basic and diluted net loss per share, Class A common stock	$—	$—	$—
Weighted average shares outstanding of Class B common stock	—	6,900,000	6,900,000
Basic and diluted net loss per share, Class B common stock	$—	$(0.59)	$(0.59)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,768,307	(23,768,307)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,731,693	(10,731,693)	—
Basic and diluted net income per share, Non-redeemable common stock	$0.99	$(0.99)	$—
Weighted average shares outstanding of Class A common stock	—	27,600,000	27,600,000
Basic and diluted net income per share, Class A common stock	$—	$0.31	$0.31
Weighted average shares outstanding of Class B common stock	—	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$—	$0.31	$0.31

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from February 14, 2020 (Inception) Through September 30, 2020
Sale of 27,600,000 Units, net of underwriting discounts	$249,366,073	$(249,366,073)	$—
Class A common stock subject to possible redemption	$(245,554,775)	$245,554,775	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(26,721,566)	$(26,721,566)
Total shareholders’ equity (deficit)	$5,000,003	$(30,532,860)	$(25,532,857)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from February 14, 2020 (Inception) Through December 31, 2020
Sale of 27,600,000 Units, net of underwriting discounts	$249,366,073	$(249,366,073)	$—
Class A common stock subject to possible redemption	$(230,374,604)	$230,374,604	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(26,721,566)	$(26,721,566)
Total shareholders’ equity (deficit)	$5,000,009	$(45,658,843)	$(40,658,834)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021
Class A common stock subject to possible redemption	$(14,686,983)	$14,686,983	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(54,865)	$(54,865)
Total shareholders’ equity (deficit)	$5,000,010	$(31,026,725)	$(26,026,715)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021
Class A common stock subject to possible redemption	$(4,088,967)	$4,088,967	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$41,715	$41,715
Total shareholders’ equity (deficit)	$5,000,003	$(35,073,977)	$(30,073,974)

Statement of Cash Flows for the Period of February 14, 2020 through September 30, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$244,996,570	$31,003,430	$276,000,000
Change in value of Class A common stock subject to possible redemption	$558,209	$(470,570)	$87,639

Statement of Cash Flows for the Period of February 14, 2020 through December 31, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$244,996,570	$31,003,430	$276,000,000
Change in value of Class A common stock subject to possible redemption	$(14,621,966)	$14,655,413	$33,447

Statement of Cash Flows for the Three Months Ended March 31, 2021
Change in value of Class A common stock subject to possible redemption	$14,686,983	$(14,598,671)	$88,312

Statement of Cash Flows for the Six Months Ended June 30, 2021
Change in value of Class A common stock subject to possible redemption	$10,598,016	$(10,551,419)	$46,597

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on July 8, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,454,000)
Ordinary shares issuance costs	(15,179,714)
Plus:
Accretion of carrying value to redemption value	26,667,374

Ordinary shares subject to possible redemption, 12/31/20	276,033,447
Accretion of carrying value to redemption value	(4,772)
Ordinary shares subject to possible redemption, 9/30/21	$276,028,675

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rates differ from the statutory tax rate for the periods presented primarily due to the change in warrant valuation and the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

							For the Period from
	Three Months Ended		Nine Months Ended		Three Months Ended		February 14,
	September 30,		September 30,		September 30,		2020 (Inception) Through
	2021		2021		2020		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(11,404,326)	$(2,851,082)	$(89,850)	$(23,841)	$(2,925,918)	$(731,480)	$(72,126)	$(42,565)
Denominator:
Basic and diluted weighted average stock outstanding	27,600,000	6,900,000	25,780,220	6,840,659	27,600,000	6,900,000	10,761,468	6,350,917
Basic and diluted net income (loss) per common share	$(0.41)	$(0.41)	$(0.00)	$(0.00)	$(0.11)	$(0.11)	$(0.01)	$(0.01)

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

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1,2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 1, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. At September 30, 2021, $10,000 of such fees was included in account payable and accrued expense in the condensed consolidated balance sheet.

Promissory Note — Related Party

On February 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of July 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $140,000 was repaid at the closing of the Initial Public Offering on July 7, 2020. Borrowings under the Promissory Note are no longer available.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 3, 2021, the Sponsor committed to provide the Company an aggregate of $1,500,000 in loans for working capital purposes on an as needed basis. Such loans will be evidenced by a promissory note when issued. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Sponsor Loan

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of September 30, 2021, there were no amounts outstanding under these loans.

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

Business Combination Agreement

On July 19, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Merger Sub and Gelesis.

The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of the Company and Gelesis.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Business Combination Agreement provides for, among other things, that Merger Sub will merge with and into Gelesis, with Gelesis as the surviving company in the merger and, after giving effect to such merger, Gelesis shall be a wholly-owned subsidiary of the Company (the “Merger”). In addition, the Company will be renamed Gelesis Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, (i) each share of Gelesis outstanding as of immediately prior to the Effective Time will be exchanged for shares of the Company’s common stock, par value $0.0001 per share (“CPSR Shares”) based on an implied Gelesis equity value of $900,000,000; (ii) all vested and unvested stock options of Gelesis will be assumed by the Company and thereafter be settled or exercisable for CPSR Shares, as applicable, determined based on the same implied Gelesis equity value described in clause (i); (iii) each warrant of Gelesis will be canceled in exchange for a warrant to purchase shares of the Company determined based on the same implied Gelesis equity value described in clause (i); and (iv) each share of the Company’s Class A common stock, par value $0.0001 per share (the “CPSR Class A Common Stock”) and each share of the Company’s Class B common stock, par value $0.0001 per share (the “CPSR Class B Common Stock”) that is issued and outstanding immediately prior to the Effective Time shall become one CPSR Share following the consummation of the Business Combination. In addition, each holder of shares of Gelesis common stock, options and warrants will receive its pro rata portion of 15,000,000 restricted earn out CPSR Shares, which will vest (in part) in equal thirds if the trading price of CPSR Shares is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any 20 trading days within any 30-trading day period on or prior to the date that is five years following the Effective Time (the “Earn Out Period”) and will also vest in connection with any Change of Control Transaction with respect to the Company if the applicable thresholds are met in such Change of Control Transaction during the Earn Out Period.

On November 8, 2021, CPSR, Merger Sub and Gelesis entered into an Amendment to the Original Business Combination Agreement (the “Business Combination Agreement Amendment,” and together with the Original Business Combination Agreement, the “Business Combination Agreement”), which, among other things (i) adjusts the equity valuation of Gelesis from $900,000,000 to $675,000,000, (ii) increases the number of Earn Out Shares (as defined in the Business Combination Agreement) available to be issued to Company Stockholders (as defined in the Business Combination Agreement) from 15,000,000 to 23,483,250, (iii) provides for the issuance of 1,983,750 additional Capstar Class A Shares to Company Stockholders, equal to the number of Capstar Class B Shares forfeited by the Sponsor and certain affiliates of the Sponsor in accordance with the Sponsor Letter Agreement Amendment (as defined and described in further detail below), and (iv) extends the Termination Date (as defined in the Business Combination Agreement) from January 18, 2022 to January 31, 2022.

In connection, and concurrently, with the execution of the Business Combination Agreement Amendment, Capstar, Capstar Sponsor Group LLC, a Delaware limited liability company (the “Sponsor”), certain affiliates of the Sponsor and Gelesis entered into an amendment (the “Sponsor Letter Agreement Amendment”) to that certain Sponsor Letter Agreement, dated July 19, 2021. Pursuant to the Sponsor Letter Agreement Amendment, the parties thereto further agreed, among other things, that (i) the vesting provisions relating to Capstar Class B Shares (as defined in the Sponsor Letter Agreement) be deleted and (ii) as of immediately prior to the Effective Time (as defined in the Sponsor Letter Agreement), 1,983,750 Capstar Class B Shares held by the Sponsor and certain affiliates of the Sponsor be surrendered to Capstar for cancellation upon such surrender, without any consideration for such surrender.

The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B Common Stock—On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

As of September 30, 2021 and December 31, 2020, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021 and December 31, 2020, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$276,178,675	$276,209,453

Liabilities:
Warrant Liability – Public Warrants	1	$12,006,000	$19,458,000
Warrant Liability – Private Placement Warrants	3	$20,380,148	$10,643,808

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

The fair value of the Private Placement Warrants was estimated at September 30, 2021 and December 31, 2020 to be $2.71 per warrant and $1.42 per warrant, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	September 30,	December 31,
	2021	2020
Risk-free interest rate	1.02%	0.47%
Expected Term	5.25	5.76
Dividend yield	0.00%	0.00%
Expected volatility	13.5%	19.0%
Exercise price	$11.50	$11.50
Unit Price	$9.92	$10.15

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$10,643,808
Change in fair value	(5,273,024)
Fair value as of March 31, 2021	5,370,784
Change in fair value	1,422,600
Fair value as of June 30, 2021	6,793,384
Change in fair value	13,586,764
Fair value as of September 30, 2021	20,380,148

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

As described in Note 7, the Company entered into a Business Combination Agreement on July 19, 2021 and entered into a Business Combination Agreement Amendment on November 8, 2021. In connection, and concurrently, with the execution of the Business Combination Agreement Amendment, Capstar, Capstar Sponsor Group LLC (the “Sponsor”), certain affiliates of the Sponsor and Gelesis entered into an amendment to that certain Sponsor Letter Agreement, dated July 19, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Capstar Special Purpose Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Capstar Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On July 19, 2021, we entered into the Business Combination Agreement with Merger Sub and Gelesis., which was amended on November 8, 2021.

The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of CPSR and Gelesis.

The Business Combination Agreement provides for, among other things, that Merger Sub will merge with and into Gelesis, with Gelesis as the surviving company in the merger and, after giving effect to such merger, Gelesis shall be our wholly-owned subsidiary (the “Merger”). In addition, we will be renamed Gelesis Holdings, Inc.

 In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, (i) each share of Gelesis outstanding as of immediately prior to the Effective Time will be exchanged for CPSR Shares based on an implied Gelesis equity value of $675,000,000, (ii) all vested and unvested stock options of Gelesis will be assumed by us and thereafter be settled or exercisable for CPSR Shares, as applicable, determined based on the same implied Gelesis equity value described in clause (i); (iii) each warrant of Gelesis will be canceled in exchange for a warrant to purchase our shares of determined based on the same implied Gelesis equity value described in clause (i); and (iv) each share of CPSR Class A common stock and each share of CPSR Class B common stock that is issued and outstanding immediately prior to the Effective Time shall become one CPSR Share following the consummation of the Business Combination. In addition, each holder of shares of Gelesis common stock, options and warrants will receive its pro rata portion of 23,483,250 restricted earn out CPSR Shares, which will vest (in part) in equal thirds if the trading price of CPSR Shares is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any 20 trading days within any 30-trading day period on or prior to the date that is five years following the Effective Time (the “Earn Out Period”) and will also vest in connection with any Change of Control Transaction with respect to us if the applicable thresholds are met in such Change of Control Transaction during the Earn Out Period.

The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by our stockholders and the fulfillment of other customary closing conditions.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, finding a target company for a Business Combination and activities in connection with the proposed acquisition of Gelesis. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $14,255,408, which consists of changes in fair value of warrant liabilities of $13,174,144, operating costs of $1,113,342, and an unrealized loss on marketable securities held in Trust Account of $106,039,offset by interest income on marketable securities held in the Trust Account of $138,117.

For the nine months ended September 30, 2021, we had a net loss of $3,657,398, which consists of changes in fair value of warrant liabilities of $2,284,340 and operating costs of $1,518,286, offset by an unrealized gain on marketable securities held in Trust Account of $2,231, and interest income on marketable securities held in the Trust Account of $142,997.

For the three months ended September 30, 2020, we had a net loss of $113,691, which consists of operating costs of $184,615, transaction costs associated with the Initial Public Offering of $671,901, and a provision for income taxes of $8,714, offset by the interest earned on marketable securities held in Trust Account of $96,143, unrealized gain on marketable securities held in Trust Account of $41,496, and changes in fair value of warrant liabilities of $613,900.

For the period from February 14, 2020 (inception) through September 30, 2020, we had a net loss of $114,691, which consists of formation and operational costs of $185,615, transaction costs associated with the Initial Public Offering of $671,901, and a provision for income taxes of $8,714, offset by the interest earned on marketable securities held in Trust Account of $96,143, unrealized gain on marketable securities held in Trust Account of $41,496, and changes in fair value of warrant liabilities of $613,900.

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

For the nine months ended September 30, 2021, cash used in operating activities was $362,889. Net loss of $3,657,398 was affected by changes in fair value of warrant liabilities of $2,284,340, an unrealized gain on marketable securities held in Trust Account of $2,231, interest earned on marketable securities held in the Trust Account of $142,997 and changes in operating assets and liabilities, which provided $1,155,397 of cash from operating activities.

For the period from February 14, 2021 (inception) through September 30, 2020, cash used in operating activities was $212,209. Net loss of $680,079 was affected by changes in fair value of warrant liabilities of $48,512, an unrealized gain on marketable securities held in Trust Account of $41,496, interest earned on marketable securities held in the Trust Account of $96,143 and changes in operating assets and liabilities, which used $26,594 of cash from operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $276,178,675. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2021, we have withdrawn $176,006 of interest earned on the Trust Account for the payment of franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $304,944, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As a result, management has determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or July 7, 2022, the scheduled liquidation date of the Company if a Business Combination is not completed.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I. Item 4. Controls and Procedures. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
2.1

Business Combination Agreement, dated as of July 19, 2021, by and between Capstar Special Purpose Acquisition Corp, CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc.  (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K/A filed with the SEC on July 20, 2021.)

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ R. Steven Hicks
	Name:	R. Steven Hicks
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)