Form 10-K/A
period 2020-12-31
CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.
filed 2021-11-24
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Registrant’s telephone number, including area code: (512) 340-7800

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

i

EXPLANATORY NOTE

Capstar Special Purpose Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended on July 8, 2021 (the “Original Filing”) to restate our financial statements for the period from February 14, 2020 (inception) through December 31, 2020 included in the Original Filing (the “Original Financial Statements”).

In the Original Financial Statements, the Company classified a portion of its Class A common stock subject to possible redemption as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets being less than $5,000,001.  Recently, the Staff of the Division of Corporation Finance of the SEC issued comment letters to several special purpose acquisition companies addressing certain accounting and reporting considerations related to redeemable equity instruments of a kind similar to those issued by the Company under ASC 480-10-99. In light of these recent comment letters, the Company’s management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of the Company’s shares of Class A common stock, par value $0.0001 per share, included in its units sold issued during the Company’s initial public offering (such shares, the “Public Shares”). Upon re-evaluation, the Company’s management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Public Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.  In connection with the change in presentation for the Public Shares subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.  In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the Original Financial Statements.

As a result, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s audit committee concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s above-described accounting for the Public Shares as permanent equity instead of temporary equity did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

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

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

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

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a "public stockholder" shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“sponsor” are to Capstar Sponsor Group, LLC, a Delaware limited liability company formed by our chairman;
●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company,” “our” or “our company” are to Capstar Special Purpose Acquisition Corp.

v

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

Capstar Partners’ affiliates and the PIMCO private funds are members of our sponsor.

Capstar Partners

Capstar Partners is a private investment firm based in Austin, Texas that participates in small and middle market buyouts, real estate development and public and other private investments. Through our affiliation with Capstar Partners, we intend to capitalize on the ability of the Capstar Partners platform in the consumer, healthcare and TMT industry sectors. Given Capstar’s reach and experience, we believe our team has the required investment, operational, diligence and capital raising expertise to effect a business combination with an attractive target and to position it for long-term success in the public markets.

PIMCO

PIMCO is one of the world’s premier fixed income investment managers. For nearly 50 years, PIMCO has worked relentlessly to help millions of investors achieve their objectives—regardless of shifting market conditions. Today, PIMCO has offices around the world and 2,800+ professionals committed to its mission: delivering superior investment returns, solutions and service to its clients. PIMCO's alternatives platform combines the firm’s time-tested investment process with opportunistic approaches to marketable and private credit, global real estate, macroeconomic, and quantitative strategies. As of March 31, 2020, PIMCO had approximately $1.78 trillion in assets under management, including over $34 billion in alternatives strategies. PIMCO is owned by Allianz S.E., a leading global diversified financial services provider.

Our Management Team

R. Steven Hicks has served as our Chairman and Chief Financial Officer since our inception and, since May 2020, as our Chief Executive Officer. In June 2000, Mr. Hicks founded Capstar Partners. Mr. Hicks has served as Chairman of Capstar Partners since its founding. Prior to founding Capstar Partners, Mr. Hicks was the Vice Chairman of AMFM Inc. (NYSE: AFM), the nation’s largest owner and operator of radio stations, with over 450 radio stations in markets across the United States. In 1996, Mr. Hicks founded Capstar Broadcasting Corporation, which became the nation’s largest radio station holding company by 1998 with 350 radio stations. Mr. Hicks led Capstar Broadcasting Corporation to a successful initial public offering on the New York Stock Exchange in 1998. In August 1999, Capstar Broadcasting Corporation merged with Dallas-based Chancellor Media Corporation in a stock swap valued at $4.1 billion, forming AMFM, where Mr. Hicks remained as the Vice Chairman. In 1993, Mr. Hicks co-founded SFX Broadcasting, building it into one of the largest radio groups in the United States. Mr. Hicks serves on the University of Texas System Board of Regents after being appointed for a six-year term in each of 2009 and 2016. In addition, Mr. Hicks has served on the Board of the University of Texas Investment Management Company since 2009. Mr. Hicks received his Bachelor of Arts from the University of Texas at Austin in 1972.

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

With respect to the above, past performance of our management team, Capstar Partners and the PIMCO private funds is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a business combination. You should not rely on the historical record of management, Capstar Partners or the PIMCO private funds as indicative of future performance. Our management, Capstar Partners and the PIMCO private funds have no experience in operating blank check companies or special purpose acquisition companies. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the Company, please refer to “Management—Conflicts of Interest.”

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

Business Strategy & Competitive Strengths

While we will not be limited to a particular industry or geographic region, given the experience of our management team and Capstar Partners, our acquisition and value creation strategy will be to identify, acquire and build a company in the consumer, healthcare or TMT industry sectors. Our acquisition strategy will leverage Capstar Partners’ and the PIMCO private funds’ networks of proprietary deal sourcing where we believe a combination of industry research, private equity sponsorship and lending relationships will provide us with a number of business combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for the Company. Our goal is to collaborate with a company that already is a fundamentally healthy company. We will seek to work with a potential acquisition candidate to access the capital markets, attract top tier management talent, and execute a proprietary value-creation business plan helping the company continue to grow into the next phase of its life cycle. We plan to employ a fundamental, value-oriented acquisition framework that seeks a target with the potential for significant equity value creation coupled with strong downside protection from dependable cash flows and a durable business franchise. The management team along with its Board of Directors have experience in:

●	operating companies in the public and private markets, defining corporate strategy, and identifying, mentoring and recruiting top talent;
●	growing companies, both organically and through strategic transactions, expanding product portfolios and broadening geographic footprints;
●	strategically investing in leading private and public consumer, healthcare and TMT companies to help accelerate growth and maturation;

●	sourcing, structuring, acquiring and selling businesses;
●	accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures; and
●	fostering relationships with sellers, capital providers and experienced target management teams.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	Will benefit from a public currency. Access to the public equity markets could allow the target company to utilize an additional form of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation;
●	Has a healthy growing platform. We will seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors;
●	Has a management team and/or a strong sponsor that desires a significant equity stake in the post-business combination company. We will seek to partner with a management team and/or seller who is well-incentivized and aligned in an effort to create stockholder value;
●	Can be acquired at an attractive valuation for public market investors. We will seek to be a disciplined and valuation-centric steward of capital that will invest on terms that we believe provide significant upside potential with protected downside risk;
●	Will be resilient to economic cycles. We will focus on recession-resilient business models;
●	Will maintain strong cash flow characteristics. We will seek to target businesses with low capital intensity and attractive free cash flow conversion; and
●	Will benefit from Capstar Partners’ long-term sponsorship as it looks to accelerate its growth in the public markets. We intend to acquire a company which we believe will benefit from our differentiated industry network, brand and proprietary value-creation capabilities to improve financial performance and business planning.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Value Creation Philosophy Post-Merger

After the initial business combination, our management team intends to apply a rigorous approach to enhancing stockholder value, including evaluating the experience and expertise of incumbent management and making changes when appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures, and accessing the financial markets to optimize the company’s capital structure. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon former managers and advisors when necessary. We currently expect these initiatives to include the following:

●	Corporate governance and oversight: Actively participating as board members can include many activities: (i) monthly or quarterly board meetings; (ii) chairing standing (compensation, audit or investment committees) or special committees; (iii) replacing or supplementing company management teams when necessary; (iv) adding outside directors with industry expertise which may or may not include members of our own board of directors; (v) providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, operating efficiencies, reviewing and testing annual budgets, reviewing acquisitions and divestitures; and (vi) assisting in accessing capital markets to further optimize financing costs and fund expansion. As active members on the board of directors of the company, our management team members also intend to evaluate the suitability of the incumbent organization leaders;
●	Direct operations involvement: The management team members, through ongoing board service or direct leadership within the business combination, intend to actively engage with company management to effect positive changes in the organization. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interests of management with growing stockholder value; (iii) providing strategic planning and management consulting assistance, particularly as regards re-invested capital and growth capital in order to grow revenues, achieve more optimal operating scale, and eliminate unnecessary costs; and (iv) establishing measurable key performance metrics and accretive internal processes;
●	M&A expertise and add-on acquisitions: Our management team has expertise in identifying, acquiring and integrating both synergistic and margin-enhancing businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen both the financial profile of the business we acquire and its competitive positioning. We would only enter into accretive business combinations where our management team or the acquired company’s management team can seamlessly transition to working together as one organization and team; and
●	Access to portfolio company managers and advisors: Over their collective history of investing in and controlling businesses, our management team members have developed strong professional relationships with former successful company managers and advisors. When appropriate, we intend to bring in outside directors, managers and consultants to assist in corporate governance and operating turnaround activities.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Selection of a Target Business and Structuring of our Initial Business Combination

As required by the NYSE rules, our initial business combination will be approved by a majority of our independent directors. The NYSE rules also require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of fair market value test.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters' fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC's “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 7, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business by July 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination by July 7, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,350,001, or 37.5%, of the 27,600,000 public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by July 7, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share" and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

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

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination by July 7, 2022, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE. However, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the funds we raise are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if it is to be determined that our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the
“Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 7, 2022, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2020 of $491,827 as well as a commitment of $1,500,000 from Sponsor received on March 3, 2021 will be sufficient to allow us to operate until July 7, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such a waiver other than the underwriters of our initial public offering and our independent registered public accounting firm.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by July 7, 2022, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 7, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 7, 2022 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 7, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the consumer, healthcare or TMT industry sector but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team, Capstar Partners or the PIMCO private funds may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with our management team, Capstar Partners, the PIMCO private funds and their affiliates is presented for informational purposes only. Past performance by our management team, Capstar

Partners and the PIMCO private funds is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our officers and directors have not had experience with blank check companies or special purpose acquisition companies in the past.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the consumer, healthcare and TMT industry sectors, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

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

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. Factors that would be considered in our initial stockholders making additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor and the PIMCO private funds. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;

●	data privacy;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) pandemic;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

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

Business combinations with companies in the consumer sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	An inability to manage rapid change, increasing customer, patient or subscriber expectations and growth;
●	An inability to build strong brand identity and improve customer, patient or subscriber satisfaction and loyalty;
●	Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;
●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	The high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;
●	An inability to attract and retain customers, patients or subscribers;
●	An inability to license or enforce intellectual property rights on which our business may depend;
●	Any significant disruption in our computer systems or those of third-parties that we would utilize in our operations;
●	Seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;
●	An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;
●	An inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute or services we perform;
●	Dependence of our operations upon third-party suppliers or service providers whose failure to perform adequately could disrupt our business;
●	Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;
●	We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;
●	Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations;
●	Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition;
●	Competition for advertising revenue;
●	Competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	An inability to obtain necessary hardware, software and operational support;
●	Our inability to comply with governmental regulations or obtain governmental approval of our products;
●	Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes;
●	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations; and
●	The Affordable Care Act, possible changes to it or its repeal, and how it is implemented could negatively impact our business.

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

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). We are also restating the financial statements as of July 6, 2020; and as of and for the periods ended September 30, 2020.

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

As described elsewhere in this report, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable common stock as temporary equity,a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in this Annual Report.

We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A: Controls and Procedures. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from February 14, 2020 (inception) through December 31, 2020. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stocks resulted in charges against additional paid-in capital and accumulated deficit.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

In light of the restatement of our financial statements included in this Amendment, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

R. Steven Hicks has served as our Chairman and Chief Financial Officer since our inception and, since May 2020, as our Chief Executive Officer. In June 2000, Mr. Hicks founded Capstar Partners, a private investment firm focusing on small and middle market buyouts, real estate development, and public investing in the media and broadcasting, healthcare services and e-commerce industries. Mr. Hicks has served as Chairman of Capstar Partners since its founding. Prior to founding Capstar Partners, Mr. Hicks was the Vice Chairman of AMFM Inc. (NYSE: AFM), the nation’s largest owner and operator of radio stations, with over 450 radio stations in markets across the United States. In 1996, Mr. Hicks founded Capstar Broadcasting Corporation, which became the nation’s largest radio station holding company by 1998 with 350 radio stations. Mr. Hicks led Capstar Broadcasting Corporation to a successful initial public offering the New York Stock Exchange in 1998. In August 1999, Capstar Broadcasting Corporation merged with Dallas-based Chancellor Media Corporation in a stock swap valued at $4.1 billion, forming AMFM, where Mr. Hicks remained as the Vice Chairman. In 1993, Mr. Hicks co-founded SFX Broadcasting, building it into one of the largest radio groups in the United States. Mr. Hicks serves on the University of Texas System Board of Regents after being appointed for a six-year term in each of 2009 and 2016. In addition, Mr. Hicks has served on the Board of the University of Texas Investment Management Company since 2009. Mr. Hicks received his Bachelor of Arts from the University of Texas at Austin in 1972.

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

Jamie Weinstein has served on our board of directors since our initial public offering. Since September 2019, Mr. Weinstein has served as a managing director, portfolio manager and head of corporate special situations at PIMCO, focusing on PIMCO’s opportunistic and alternative strategies within corporate credit. Prior to joining PIMCO in 2019, Mr. Weinstein worked for KKR as a portfolio manager for the firm’s special situations funds and portfolios, which he managed since their inception in 2009. Mr. Weinstein was also a member of KKR’s special situations, real estate, and India NBFC investment committees and the KKR credit portfolio management committee. Previously, Mr. Weinstein was a portfolio manager with responsibility across KKR’s credit strategies. Prior to joining KKR, Mr. Weinstein was with Tishman Speyer Properties as director of acquisitions for Northern California and at Boston Consulting Group as a consultant. He has 18 years of investment experience and received a Master of Business Administration from Stanford University in 2002 and a Bachelor of Science in Civil Engineering and Operations Research

from Princeton University in 1998. We believe Mr. Weinstein is well qualified to serve on our board of directors based on his extensive leadership and business experience, including his expertise in investment management and acquisitions.

Kathryn Cavanaugh has served on our board of directors since our initial public offering. Since January 2019, Ms. Cavanaugh has served as the Managing Partner of Capstar Ventures GP, LLC, an early stage venture capital firm that invests in the next generation of innovative consumer companies. From April 2016 to December 2018, Ms. Cavanaugh was a Partner at Grace Beauty Capital where she advised and invested in early stage companies in the consumer and retail sectors, including Rothy’s, Inc., Parachute Home, Inc., Primary Kids, Inc., Supergoop!, LLC, MM.LaFleur, Inc., ThirdLove (MeCommerce, Inc.), Vengo, Inc., and Pixlee, Inc. From April 2015 to March 2016, Ms. Cavanaugh served as Director of Franchise Growth Strategy, Sales and Operations, and from March 2013 to February 2014 as a Board Director, for The Bar Method, Inc. From October 2011 to February 2014, Ms. Cavanaugh served as Vice President of Talent for Mainsail Partners, a growth equity firm. From September 2005 to June 2010, Ms. Cavanaugh worked at De Novo Ventures, an early stage venture capital firm, where she evaluated, executed and supported more than $350 million of equity investments in early to late stage healthcare companies. Ms. Cavanaugh received a Master of Business Administration from Harvard Business School in 2005 and Bachelor of Science degrees in Chemical Engineering and Biochemistry from the University of Notre Dame in 1997. We believe Ms. Cavanaugh is well qualified to serve on our board of directors based on her extensive leadership and business experience, including her management positions and investment management background in the healthcare and consumer sectors.

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

James Whittenburg has served on our board of directors since our initial public offering. Since October 2015, Mr. Whittenburg has served as Executive Chairman of Longhorn Health Solutions, Inc., a home medical supplies distributor in the Medicaid market. From October 2016 to September 2018, Mr. Whittenburg served as President and Chief Executive Officer of SunTree Snack Foods, LLC. Since November 2017, Mr. Whittenburg has served as a director and Vice President of each of Trek Exploration, Inc. and North Hills Corporation of Amarillo Texas. From March 2004 to January 2012, Mr. Whittenberg held a variety of executive management roles with HealthTronics, Inc. (formerly NASDAQ: HTRN), a healthcare services and medical device company, including serving as a director and Chief Executive Officer from May 2007 to January 2012. In July 2010, Mr. Whittenburg led the sale of HealthTronics to Endo Pharmaceuticals (NASDAQ: ENDP) and thereafter served as HealthTronics’ Group President from July 2010 through January 2012. Previously, Mr. Whittenburg was counsel at the international law firm Akin Gump Strauss Hauer & Feld LLP from August 1997 until February 2004. Mr. Whittenburg also served as an independent board member and audit committee member of Harden Healthcare, LLC from September 2009 to October 2013. Mr. Whittenburg received a Juris Doctor from The University of Texas at Austin School of Law in 1997, a Master of Business Administration from the University of Texas at Austin in 1997 and a Bachelor of Business Administration in Accounting from the University of Texas at Austin in 1993 and was previously a Certified Public Accountant. We believe Mr. Whittenburg is well qualified to serve on our board of directors based on his extensive leadership and business experience, including his management positions in the healthcare sector and accounting expertise.

Special Advisor and Board Observer

Clayton Christopher, our special advisor, is passionate about the natural foods industry and entrepreneurship. Mr. Christopher is the co-founder and an advisor to CAVU Venture Partners, an investment firm focused on best in class, better-for-you, food and beverage brands. Prior to CAVU, Mr. Christopher was the co-founder and CEO of Deep Eddy Vodka, which became one of the fastest growing spirits brands in the United States before being purchased by Heaven Hill Distilleries in August of 2015. He started his entrepreneurial journey at Sweet Leaf Tea, a company he started in 1998 with $12,000 in savings and a recipe from his grandmother. Sweet Leaf grew to a nationally recognized brand and was acquired by Nestle in 2011. Mr. Christopher is also the co-founder and Chairman of Waterloo Sparkling. He has also served on or currently serves on the board of directors of Nulo Pet Foods,

Kite Hill, Rhythm Super Foods, REBBL, Kettle & Fire, Austin Eastciders, Good Culture, Bridge Equipment Leasing and SKU, a consumer products accelerator. In 2006, Mr. Christopher was awarded the Ernst & Young Entrepreneur of the year for Central Texas and is a recipient of Austin Under 40 Austinite of the Year Award. Mr. Christopher has also served on a number of non-profit boards over the years, including Mission Capital, Naturally Austin, Big Brothers Big Sisters and the University of Texas President’s Innovation Board.

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

Dan Degtyar, PIMCO’s initial board observer, is an Executive Vice President, portfolio manager and senior analyst for PIMCO’s Global Credit Opportunity Strategy, where he focuses on credit relative value opportunities and special situations. Prior to joining PIMCO, Mr. Degtyar was a senior analyst at Beach Point Capital, a private equity associate at Ares Management and an investment banking associate at Credit Suisse. Mr. Degtyar is a CFA charterholder with 14 years of investment experience and holds an undergraduate degree in business economics from the University of California, Los Angeles. Mr. Degtyar has no employment, consulting fee or other similar compensation arrangements with us.

Designated Director and Board Observer

The PIMCO private funds have the right to designate one director to our board of directors. The PIMCO private funds’ initial designee on our board of directors is Mr. Weinstein. Prior to the consummation of our initial business combination, we will nominate the PIMCO private funds’ designee for election at each annual meeting, so long as PIMCO, together with its affiliates, beneficially owns not less than 50% of the ownership interests in our sponsor. The PIMCO private funds will also have the right to have a board observer attend all of the meetings of our board of directors and receive all information provided to our board of directors during this time. The PIMCO private funds’ initial board observer is expected to be Mr. Degtyar.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Whittenburg qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available on our website. We have filed a copy of our Code of Business Conduct and Ethics and our committee charters as exhibits this Report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics on Form 8-K.

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

Conflicts of Interest

Mr. Hicks has agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 7, 2022, as such may be extended by stockholder approval. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by July 7, 2022. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 11.  Executive Compensation.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us except as set forth below. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In February 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In March 2020, our sponsor transferred an aggregate of 15,000 founder shares to each of Ms. Cavanaugh and Mr. Ghiselli and 22,500 founder shares to Mr. Whittenburg, our independent directors. On July 1, 2020, we effected a stock dividend of 1,150,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 6,900,000 founder shares, of which our independent directors hold 63,000 shares. These 63,000 founder shares are not subject to forfeiture in the event the underwriters’ overallotment option is not exercised. The following table presents the number of shares and percentage of our common stock owned by our initial stockholders.

	Class A Common Stock			Class B Common Stock
	Number of	Approximate		Number of	Approximate
	Shares	Percentage		Shares	Percentage of
	Beneficially	of Outstanding		Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock		Owned (2)	Common Stock
Capstar Sponsor Group, LLC(3)	—	—		6,837,000	99%
R. Steven Hicks(3)	—	—		6,837,000	99%
Rodrigo de la Torre(4)	—	—		—	—
Jamie Weinstein(4)	—	—		—	—
Kathryn Cavanaugh	—	—		18,000		*
John Ghiselli(4)	971		*	18,000		*
James Whittenburg	—	—		27,000		*
All executive officers and directors as a group (six individuals)	971		*	6,900,000	100%

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

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, as well as affiliates of such members and funds and accounts advised by such members), (b) in the case of an individual, by gift to such individual’s immediate family or to a trust, the beneficiary of which is a member of such individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Report).

Registration and Stockholder Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration and stockholder rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other offerings filed by us.

In addition, pursuant to the registration and stockholder rights agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In February 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In March 2020, our sponsor transferred 15,000 founder shares to each of Ms. Cavanaugh and Mr. Ghiselli and 22,500 founder shares to Mr. Whittenburg. Ms. Cavanaugh, Mr. Ghiselli and Mr. Whittenburg serve as our independent directors. On July 1, 2020, we effected a stock dividend of 1,150,000 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 6,900,000 founder shares, of which our independent directors hold 63,000 shares. These 63,000 founder shares are not subject to forfeiture in the event the underwriters’ overallotment option is not exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares at the time of our initial public offering. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $250,000 in loans made to us by our sponsor to cover offering related and organizational expenses;
●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Ms. Cavanaugh, Mr. Ghiselli, Mr. Whittenburg and Mr. de la Torre are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Item 16.  Form 10-K Summary.

Not applicable.

(a)The following exhibits are filed as part of this Report:

Exhibit No.	Description
3.1	Certificate of Incorporation***
3.2	Certificate of Amendment to Certificate of Incorporation***
3.3	Form of Amended and Restated Certificate of Incorporation***
3.4	Bylaws***
4.1	Specimen Unit Certificate***
4.2	Specimen Class A Common Stock Certificate***
4.3	Specimen Warrant Certificate***
4.4	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant***
10.1	Form of Letter Agreement among the Registrant, Capstar Sponsor Group, LLC and each of the executive officers and directors of the Registrant***
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant***
10.3	Founder Shares Subscription Agreement, dated February 14, 2020, between the Registrant and Capstar Sponsor Group, LLC***
10.4	Form of Warrant Purchase Agreement between the Registrant and Capstar Sponsor Group, LLC***
10.5	Form of Registration and Stockholder Rights Agreement between the Registrant and certain securityholders***
10.6	Form of Indemnity Agreement***
10.7	Promissory Note issued in favor of Capstar Sponsor Group, LLC, dated February 14, 2020***
10.8	Form of Administrative Services Agreement***

14	Form of Code of Business Conduct and Ethics***
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

To the Shareholders and Board of Directors of
Capstar Special Purpose Acquisition Corp.

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from February 14, 2020 (inception) through December 31, 2020 have been restated (Amendment 1- presentation of warrant liability and Amendment 2 – presentation of class A common stock subject to possible redemption).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 30, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1 as to which date is July 8, 2021 and Note 2 – Amendment 2 and Note 12 – Subsequent events paragraph 3 as to which date is November 24, 2021.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED –- see Note 2)

ASSETS
Current Assets
Cash	$491,827
Prepaid expenses	65,973
Total Current Assets	557,800

Cash and marketable securities held in Trust Account	276,209,453
TOTAL ASSETS	$276,767,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – accrued expenses	$1,630,832
Warrant liability	30,101,808
Deferred underwriting payable	9,660,000
Total Liabilities	41,392,640

Commitments

Class A common stock subject to possible redemption, 27,600,000 shares at redemption value	276,033,447

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	—
Accumulated deficit	(40,659,524)
Total Stockholders’ Deficit	(40,658,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,767,253

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED –- see Note 2)

Formation and operating costs	$2,426,204
Loss from operations	(2,426,204)

Other expense:
Interest earned on marketable securities held in Trust Account	201,441
Unrealized gain on marketable securities held in Trust Account	8,012
Change in fair value of warrant liability	(12,406,208)
Transaction costs incurred in connection with warrant liability	(671,901)
Other expense, net	(12,868,656)

Net loss	$(15,294,860)

Basic and diluted weighted average shares outstanding, Class A common stock	15,758,710

Basic and diluted net loss per share, Class A common stock	$(0.69)

Basic and diluted weighted average shares outstanding, Class B common stock	6,513,871

Basic and diluted net loss per share, Class B common stock	$(0.69)

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED –- see Note 2)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – March 31, 2020	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000
Net loss	—	—	—	—	—	—	—
Balance – June 30, 2020	—	$—	6,900,000	$690	$24,310	$(1,000)	$24,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,302,710)	(25,418,856)	(26,721,566)
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	1,278,400	—	1,278,400
Net loss	—	—	—	—	—	(113,691)	(113,691)
Balance – September 30, 2020	—	$—	6,900,000	$690	$—	$(25,533,547)	$(25,532,857)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	54,192	54,192
Net loss	—	—	—	—	—	(15,180,169)	(15,180,169)
Balance – December 31, 2020	—	$—	6,900,000	$690	$—	$(40,659,524)	$(40,658,834)

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(15,294,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(201,441)
Unrealized gain on marketable securities held in Trust Account	(8,012)
Change in fair value of warrant liability	12,406,208
Transaction costs incurred in connection with warrant liability	671,901
Changes in operating assets and liabilities:
Prepaid expenses	(65,973)
Accrued expenses	1,630,832
Net cash used in operating activities	(861,345)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	7,520,000
Proceeds from promissory note — related party	150,000
Repayment of promissory note — related party	(150,000)
Payment of offering costs	(671,828)
Net cash provided by financing activities	277,353,172

Net Change in Cash	491,827
Cash — Beginning of period	—
Cash — End of period	$491,827

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$276,000,000
Change in value of Class A common stock subject to possible redemption	$33,447
Deferred underwriting fee payable	$9,660,000
Initial classification of warrant liability	$17,695,600

The accompanying notes are an integral part of the financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Capstar Special Purpose Acquisition Corp. (the “Company”) was incorporated in Delaware on February 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 14, 2020 (inception) through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Amendment 1

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Amendment 2

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

There has been no change in the Company’s total assets, liabilities or operating results.

	As		As		As
	Previously	Adjustments	Restated	Adjustments	Restated
	Reported	(Amendment 1)	(Amendment 1)	(Amendment 2)	(Amendment 2)
Balance sheet as of July 7, 2020 (unaudited)
Warrant Liability	$—	$17,695,600	$17,695,600	$—	$17,695,600
Class A Common Stock Subject to Possible Redemption	262,692,170	(17,695,600)	244,996,570	31,003,430	276,000,000
Class A Common Stock	133	177	310	(310)	—
Additional Paid-in Capital	5,000,179	671,724	5,671,903	(5,671,903)	—
Accumulated Deficit	(1,000)	(671,901)	(672,901)	(25,331,217)	(26,004,118)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$17,081,700	$17,081,700	$—	$17,081,700
Class A Common Stock Subject to Possible Redemption	262,636,479	(17,081,700)	245,554,779	30,532,860	276,087,639
Class A Common Stock	134	171	305	(305)	—
Additional Paid-in Capital	5,055,869	57,830	5,113,699	(5,113,699)	—
Accumulated Deficit	(56,690)	(58,001)	(114,691)	(25,418,856)	(25,533,547)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$30,101,808	$30,101,808	$—	30,101,808
Class A Common Stock Subject to Possible Redemption	260,476,412	(30,101,808)	230,374,604	45,658,843	276,033,447
Common Stock	156	301	457	(457)	—
Additional Paid-in Capital	7,215,914	13,077,808	20,293,722	(20,293,722)	—
Accumulated Deficit	(2,216,751)	(13,078,109)	(15,294,860)	(25,364,664)	(40,659,524)

Statement of Operations for the Period from February 14, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$613,900	$613,900	—	613,900
Transaction costs associated with Initial Public Offering	—	(671,901)	(671,901)	—	(671,901)
Net loss	(56,690)	(58,001)	(114,691)	—	(114,691)
Weighted average shares outstanding, Common stock subject to possible redemption	26,269,217	(1,769,560)	24,499,657	(24,499,657)	—
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00	—	—
Weighted average shares outstanding, Non-redeemable common stock	6,869,801	689,966	7,559,767	(7,559,767)	—
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	—	(0.02)	0.02	—
Weighted average shares outstanding of Class A common stock	—	—	—	10,761,468	10,761,468
Basic and diluted net loss per share, Class A common stock	—	—	—	(0.01)	(0.01)
Weighted average shares outstanding of Class B common stock	—	—	—	6,350,917	6,350,917
Basic and diluted net loss per share, Class B common stock	—	—	—	(0.01)	(0.01)

Statement of Operations for the Period from February 14, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(12,406,208)	$(12,406,208)	—	(12,406,208)
Transaction costs associated with Initial Public Offering	—	(671,901)	(671,901)	—	(671,901)
Net loss	(2,216,751)	(13,078,109)	(15,294,860)	—	(15,294,860)
Weighted average shares outstanding, Common stock subject to possible redemption	26,261,989	(1,737,369)	24,524,620	(24,524,620)	—
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00	—	—
Weighted average shares outstanding, Common stock	7,273,705	1,010,362	8,269,814	(8,269,814)	—
Basic and diluted net loss per share, Common stock	(0.31)	(1.54)	(1.85)	1.85	—
Weighted average shares outstanding of Class A common stock	—	—	—	15,758,710	15,758,710
Basic and diluted net loss per share, Class A common stock	—	—	—	(0.69)	(0.69)
Weighted average shares outstanding of Class B common stock	—	—	—	6,513,871	6,513,871
Basic and diluted net loss per share, Class B common stock	—	—	—	(0.69)	(0.69)
Basic and diluted net loss per share, Class B common stock	—	—	—	(0.69)	(0.69)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from February 14, 2020 (inception) to September 30, 2020 (unaudited)
Sales of 27,600,000 Units, net of underwriting discounts	249,366,073	—	—	(249,366,073)	—
Class A common stock subject to possible redemption	(245,554,775)	—	—	245,554,775	—
Accretion for Class A common stock subject to redemption amount	—	—	—	(26,721,566)	(26,721,566)
Total stockholders’ equity (deficit)	5,000,003	—	—	(30,532,860)	(25,532,857)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from February 14, 2020 (inception) to December 31, 2020 (audited)
Sales of 27,600,000 Units, net of underwriting discounts	249,366,073	—	—	(249,366,073)	—
Class A common stock subject to possible redemption	(230,374,604)	—	—	(230,374,604)	—
Accretion for Class A common stock subject to redemption amount	—	—	—	(26,721,566)	(26,721,566)
Total stockholders’ equity (deficit)	5,000,009	—	—	(45,658,843)	(46,658,834)

Cash Flow Statement for the Period from February 14, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	(56,690)	(58,001)	(114,691)	—	(114,691)
Change in fair value of warrant liability	$—	$(613,900)	$(613,900)	—	(613,900)
Transaction costs associated with Initial Public Offering	—	671,901	671,901	—	671,901
Initial classification of Class A common stock subject to possible redemption	262,692,170	(17,695,600)	244,996,570	31,003,430	276,000,000
Change in value of Class A common stock subject to possible redemption	(55,691)	613,900	558,209	(470,570)	87,639

Cash Flow Statement for the Period from February 14, 2020 (inception) to December 31, 2020 (audited)
Net loss	(2,216,751)	(13,078,109)	(15,294,860)	—	(15,294,860)
Change in fair value of warrant liability	$—	$(12,406,208)	$(12,406,208)	—	(12,406,208)
Transaction costs associated with Initial Public Offering	—	(671,901)	(671,901)	—	(671,901)
Initial classification of Class A common stock subject to possible redemption	262,692,170	(17,695,600)	244,996,570	31,003,430	276,000,000
Change in value of Class A common stock subject to possible redemption	(2,215,758)	(12,406,208)	(14,621,966)	14,655,413	33,447

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

Warrant Liability (Restated, see Note 2 — Amendment 1)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 — Amendment 2)

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

At December 31, 2020, the common stock shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,454,000)
Class A common stock issuance costs	(15,179,927)
Plus:
Accretion of carrying value to redemption value	26,667,374
Class A common stock subject to possible redemption, 12/31/20	276,033,447

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Net (Loss) per Common Share (Restated, see Note 2—Amendment 1)

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

Net Loss per Common Share (Restated, see Note 2 — Amendment 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “ Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020 and September 31, 2020 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from
	February 14,
	2020 (Inception) Through
	December 31,
	2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	(10,821,703)	(4,473,157)
Denominator:	—
Basic and diluted weighted average stock outstanding	15,758,710	6,513,871
Basic and diluted net loss per common share	(0.69)	(0.69)

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

Fair Value Measurements (Restated, see Note 2 — Amendment 1)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. STOCKHOLDERS’ DEFICIT (Restated, see Note 2 — Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B Common Stock — On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10. INCOME TAX (Restated, see Note 2 — Amendment 1)

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

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. See Note 2 for a discussion on the restatement of the Company's financial statements.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS (Restated, See Note 2 — Amendment 1)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$276,209,453
Liabilities:
Warrant Liability — Public Warrants	1	19,458,000
Warrant Liability — Private Placement Warrants	3	10,643,808

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

July 7, 2020
(Initial
Input	Measurement)
Risk-free interest rate	0.39%
Tine to maturity	6.0
Dividend yield	0.00%
Expected volatility	10.0%
Exercise price	$11.50
Unit Price	$10.18

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

On July 19, 2021, we entered into a Business Combination Agreement with CPSR Gelesis Merger Sub, Inc. (“Merger Sub”) and Gelesis, Inc. (“Gelesis”) which was amended on November 8, 2021. The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of CPSR and Gelesis. The Business Combination Agreement provides for, among other things, that Merger Sub will merge with and into Gelesis, with Gelesis as the surviving company in the merger and, after giving effect to such merger, Gelesis shall be our wholly-owned subsidiary (the time that the business combination becomes effective being referred to as the “Effective Time”). In addition, we will be renamed Gelesis Holdings, Inc. In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, (i) each share of Gelesis outstanding as of immediately prior to the Effective Time will be exchanged for shares in the post-combination company (“CPSR Shares”) based on an implied Gelesis equity value of $675,000,000, (ii) all vested and unvested stock options of Gelesis will be assumed by us and thereafter be settled or exercisable for CPSR Shares, as applicable, determined based on the same implied Gelesis equity value described in clause (i); (iii) each warrant of Gelesis will be canceled in exchange for a warrant to purchase our shares of determined based on the same implied Gelesis equity value described in clause (i); and (iv) each share of CPSR Class A common stock and each share of CPSR Class B common stock that is issued and outstanding immediately prior to the Effective Time shall become one CPSR Share following the consummation of the Business Combination. In addition, each holder of shares of Gelesis

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

common stock, options and warrants will receive its pro rata portion of 23,483,250 restricted earn out CPSR Shares, which will vest (in part) in equal thirds if the trading price of CPSR Shares is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any 20 trading days within any 30-trading day period on or prior to the date that is five years following the Effective Time (the “Earn Out Period”) and will also vest in connection with any change of control transaction with respect to us if the applicable thresholds are met in such change of control transaction during the Earn Out Period. The amendment to the Business Combination Agreement extended the Termination Date (as defined in the Business Combination Agreement) from January 18, 2022 to January 31, 2022. Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with each of the PIPE Investors (as defined in the Business Combination Agreement), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 9,000,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $90 million, subject to the terms and conditions of the Subscription Agreements and the other agreements with the PIPE Investors (the “PIPE Financing”). Concurrently with the execution of the Business Combination Agreement, the Sponsor, certain affiliates of the Sponsor and Gelesis entered into the Sponsor Letter Agreement, as amended on November 8, 2021 (the “Sponsor Letter Agreement”), pursuant to which (x) such affiliates of the Sponsor have agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the shares of Class B Common Stock (whether resulting from the transactions contemplated by the Subscription Agreements or otherwise), such that the shares of Class B Common Stock will convert into shares of the post-combination company at the closing of the business combination transaction on a one-to-one basis, (iii) be bound by certain other covenants and agreements related to the business combination and (iv) be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the closing of the business combination, (y) the Sponsor will subject certain of the warrants to purchase Class A Common Stock currently held by it to certain vesting conditions and potential forfeiture as follows: the warrants subject to the vesting conditions and potential forfeiture (the number of which warrants will be prorated to reflect the proportionate amount of Company stockholder redemptions) will vest (and no longer be subject to forfeiture) at such time during the period from and after the closing of the business combination through and until the date that is five (5) years after the closing date (the “Sponsor Vesting Period”) (i) if the trading price of shares of the post-combination company is greater than or equal to $20.00 for any 20 trading days within any period of 30 consecutive trading days or (ii) there is a Capstar Sale (as defined in the Business Combination Agreement) in which the sale price for the acquisition of the post-combination company shares is greater than or equal to $20.00, in each case, during the Sponsor Vesting Period and (z) as of immediately prior to the Effective Time, the Sponsor will forfeit certain of its founders shares to the Company for cancellation without any consideration, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.

Date: November 24, 2021	By:	/s/ R. Steven Hicks
		Name:	R. Steven Hicks
		Title:	Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

	Chairman, Chief Executive Officer and Chief Financial	November 24, 2021
/s/ R. Steven Hicks	Officer (Principal executive officer and principal financial
R. Steven Hicks	and accounting officer)

/s/ Rodrigo de la Torre	Lead Director
Rodrigo de la Torre		November 24, 2021

/s/ Jamie Weinstein	Director
Jamie Weinstein		November 24, 2021

/s/ Kathryn Cavanaugh	Director
Kathryn Cavanaugh		November 24, 2021

/s/ John Ghiselli	Director
John Ghiselli		November 24, 2021

/s/ James Whittenburg	Director
James Whittenburg		November 24, 2021