Form 10-K
period 2021-12-31
GELESIS HOLDINGS, INC.
filed 2022-04-01
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

GELESIS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39362	84-4730610
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

501 Boylston Street, Suite 6102 Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 456-4718

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, $0.0001 par value per share	GLS	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Common Stock	GLS WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on June 30, 2021, as reported on the New York Stock Exchange, was approximately $270,194,493 (based on the closing sales price of the shares of Class A common stock on June 30, 2021 of $9.79). The shares of Class A common stock automatically converted into common stock in connection with the Business Combination, as defined herein.

As of March 31, 2022, 72,390,413 shares of common stock, par value $0.0001 were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2021.

-i-

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“founder shares” are to the shares of Class B common stock initially issued to Capstar Sponsor Group, LLC in private placements prior to the initial public offering of Capstar Special Purpose Acquisition Corp. and the shares of common stock that were issued upon the automatic conversion of the shares of Class B common stock at the time of the business combination with Gelesis, Inc.;
●	“CPSR” are to Capstar Special Purpose Acquisition Corp.;
●	“private placement warrants” are to the warrants issued to Capstar Sponsor Group, LLC in a private placement simultaneously with the closing of the initial public offering of Capstar Special Purpose Acquisition Corp.;
●	“sponsor” are to Capstar Sponsor Group, LLC, a Delaware limited liability company; and
●	“we,” “us,” “our,” “Company,” and “Gelesis” are to Gelesis Holdings as, it currently exists following the consummation of the Business Combination, and to Legacy Gelesis, as it existed prior to the consummation of the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: “Risk Factors” may not be exhaustive.

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

BASIS OF PRESENTATION

On January 13, 2022 (the “Closing Date”), Capstar Special Purpose Acquisition Corp., a Delaware corporation and our predecessor company (“CPSR”), consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of the Business Combination Agreement, dated as of July 19, 2021 (as amended on November 8, 2021 and December 30, 2021, the “Business Combination Agreement”), by and among CPSR, CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”), and Gelesis, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Legacy Gelesis”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into Legacy Gelesis (the “Merger”), with Legacy Gelesis as the surviving company in the Merger, and, after giving effect to such Merger, Legacy Gelesis became a wholly-owned subsidiary of CPSR and (ii) CPSR changed its name to “ Gelesis Holdings, Inc.” (together with its consolidated subsidiaries, “New Gelesis” or the “Company”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), based on an implied Legacy Gelesis equity value of $675 million, (i) each share of Legacy Gelesis common stock outstanding as of immediately prior to the Effective Time was exchanged for shares of the common stock, par value $0.0001 per share, of New Gelesis (“Common Stock”); (ii) all vested and unvested options of Legacy Gelesis were assumed by New Gelesis, to be settled or exercisable for shares of Common Stock; (iii) each outstanding warrant of Legacy Gelesis was assumed by New Gelesis and became a warrant to purchase shares of Common Stock; (iv) each share of Class A common stock, par value $0.0001 per share, of CPSR (“CPSR Class A Common Stock”) and each share of Class B common stock, par value $0.0001 per share, of CPSR (“CPSR Class B Common Stock”) that was issued and outstanding immediately prior to the Effective Time became one share of Common Stock following the consummation of the Business Combination; (v) each outstanding redeemable public warrant of CPSR was automatically converted into a redeemable public warrant to purchase a share of Common Stock; and (vi) each outstanding private placement warrant of CPSR was automatically converted into a private placement warrant to purchase a share of Common Stock.

As previously disclosed, concurrently with the execution of the Business Combination Agreement, on July 19, 2021, CPSR entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and CPSR agreed to issue and sell to the PIPE Investors, an aggregate of 9,000,000 shares of CPSR Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $90,000,000 (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the closing of the Business Combination.

As previously disclosed, on December 13, 2021, the Company entered into a bridge financing arrangement (the “Bridge Financing”), executing convertible promissory note agreements with two existing investors in the aggregate amount of $27.0 million. These convertible promissory notes bore interest at 10.0% and were settled in cash for principal plus accrued interest on January 19, 2022.

As previously disclosed, on December 30, 2021, CPSR entered into a Backstop Agreement (the “Backstop Agreement”) with PureTech Health LLC (“PureTech”) and SSD2, LLC (“SSD2” and together with PureTech, the “Backstop Purchasers”), pursuant to which the Backstop Purchasers agreed to purchase an aggregate of up to 1,500,000 shares of CPSR Class A Common Stock immediately prior to the Closing at a cash purchase price of $10.00 per share (the “Backstop Purchase Shares”), resulting in aggregate proceeds of up to $15.0 million, which amount, when added to the proceeds from the PIPE Financing, would ensure that the Minimum Cash Condition under the Business Combination Agreement would be satisfied. Pursuant to the terms and conditions of the Backstop Agreement, the Backstop Purchasers were obligated to purchase Backstop Purchase Shares in such number that resulted in gross proceeds to CPSR equal to the amount by which $15.0 million exceeded the available funds remaining in CPSR’s trust account following all Capstar Stockholder Redemptions (the “Available Funds”), subject to the other terms and conditions of the Backstop Agreement. Based on the number of Capstar Stockholder Redemptions, the Backstop Purchasers became obligated to purchase an aggregate 744,217 Backstop Purchase Shares for an aggregate purchase price of $7,442,170, which is the amount by which $15.0 million exceeded the Available Funds. In addition, at the closing of the sale of the Backstop Purchase Shares, CPSR issued to the Backstop Purchasers 1,983,750 shares of CPSR Class A Common Stock.

In addition to the above consideration, if the trading price of the Common Stock is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any twenty (20) trading days within any thirty (30)-trading day period on or prior to the date that is five years following the Closing (the “Earnout Period”), the holders of Legacy Gelesis common stock outstanding as of immediately prior to the Effective Time, as well as holders of Legacy Gelesis options and warrants outstanding immediately prior to the Effective Time will be entitled to their pro rata portion of 23,483,250 restricted earn out shares of Common Stock, which will vest in equal thirds (the “Earnout Shares”), and will also vest in connection with any change of control transaction with respect to New Gelesis if the applicable thresholds are met in such change of control transaction during the Earnout Period.

Holders of 26,844,777 shares of CPSR Class A common stock elected to have their shares redeemed in connection with the Business Combination.

Immediately after giving effect to the Business Combination and the PIPE Financing, there were 72,214,187 shares of our common stock and 24,509,491 Warrants (including public and private placement warrants) outstanding.

The audited financial statements included herein are those of CPSR prior to the consummation of the Merger and the name change. Prior to the Merger, CPSR neither engaged in any operations nor generated any revenue. Until the Merger, based on CPSR’s business activities, it was a “shell company” as defined under the Exchange Act.

The audited consolidated financial statements of Legacy Gelesis, which is considered our accounting predecessor, are included in our Current Report on Form 8-K, were filed with the SEC on or about March 24, 2022.

PART I

ITEM 1. BUSINESS

Overview

During the year end December 31, 2021, and prior, CPSR was a blank check company incorporated in the state of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

Gelesis is a commercial stage biotherapeutics company built for consumer engagement. We are focused on advancing first-in-class superabsorbent hydrogel therapeutics for chronic gastrointestinal, or GI, diseases including excess weight, type 2 diabetes, NAFLD/NASH, functional constipation, and inflammatory bowel disease. Our biomimetic superabsorbent hydrogels are inspired by the composition and mechanical properties (e.g. firmness) of raw vegetables. They are conveniently administered in capsules taken with water to create a much larger volume of small, non-aggregating hydrogel pieces that become an integrated part of the meals, and act locally in the digestive system.

Our first product, Plenity®, and our other product candidates are based on a proprietary hydrogel technology that works mechanically, as opposed to via a chemical mode of action, and exclusively in the gastrointestinal, or GI, tract rather than systemically or through surgical intervention. Plenity is indicated for over 150 million Americans, the largest number of adults struggling with excess weight (i.e., a body mass index (kg/m2), or BMI, of 25 – 40) of any prescription oral weight-management aid and the only one indicated for the entire range of overweight population, including those without co-morbidities such as diabetes and cardiovascular diseases. Plenity is marketed directly to potential members, who access it through telehealth and traditional healthcare provider services. We refer to those who are prescribed Plenity as our members — not customers — because we view our relationship with them as a long-term journey of support, not as a transactional relationship. This consumer-directed model is uniquely enabled by Plenity’s strong safety and tolerability profile. Our business is built on a subscription model, as monthly Plenity kits are delivered to our members’ homes. We leverage the latest technologies with telehealth, mail-order distribution, consumer engagement, and our native digital technology platform. Plenity is an orally administered capsule that employs multiple mechanisms of action along the GI tract to aid in weight management by creating small firm 3D structures, similar to ingested raw vegetables, which create a sensation of feeling fuller. Using a biomimetic approach, we developed the first-of-its-kind superabsorbent hydrogel technology, inspired by the composition (e.g., water and cellulose) and mechanical properties (e.g. elasticity or firmness) of ingested raw vegetables. We designed Plenity and our other hydrogels to address several critical challenges of the modern diet: portion size, caloric density, and food composition. For optimal safety and efficacy, these hydrogel particles are engineered to rapidly absorb and release water at specific locations in the GI tract. Plenity does not act systemically and is not absorbed by the body. Instead, it acts locally in the GI tract by changing the volume, firmness, and reducing the caloric density of ingested meals. Because it acts mechanically and it is the first of its kind, Plenity is regulated as a novel medical device (de novo pathway). Our product pipeline also includes multiple other potential therapeutic candidates for common chronic conditions affected by gut health that are currently in clinical and preclinical testing, including diabetes, nonalcoholic fatty liver disease, or NAFLD, nonalcoholic steatohepatitis, or NASH, and functional constipation, or FC, all based on our hydrogel technology.

Obesity and obesity-related metabolic diseases represent a global health challenge for which there are few safe and effective interventions. These conditions are associated with comorbidities such as type 2 diabetes, hypertension, and heart disease.

There are limited available treatments that address the overweight and obesity epidemic safely and effectively. Available therapies include pharmaceuticals and surgical interventions, including device implantation. These approaches are associated with safety concerns that limit their use. Conversely, we believe our hydrogel technology presents a breakthrough in material science as it is the first and only superabsorbent hydrogel that is constructed from building blocks used in foods and specifically engineered to achieve its medical purpose. Our first commercial product based on this technology, Plenity, is clinically validated and was granted de novo classification by the FDA to aid in weight management in adults with overweight or obesity, when used in conjunction with diet and exercise. The types of FDA marketing authorization available to a medical device are premarket notification (also called 510(k) when a predicate device exists) and premarket approval (also called PMA) for higher risk Class III devices. The de novo classification is a pathway to market for low to medium risk novel devices for which there is no predicate.

Plenity’s de novo clearance included clinical trials and other data that demonstrated assurance of safety and effectiveness. Plenity has the broadest label of any FDA-regulated weight management approach as it is indicated for the largest number of adults struggling with excess weight, offering a safe, convenient and effective oral treatment option.

Our biomimetic hydrogel, which is engineered to rapidly absorb and release water at specific locations in the GI tract, is synthesized through a multi-step, proprietary process using a specific form of modified cellulose and citric acid, both of which are generally recognized as safe, or GRAS, by the Food and Drug Administration, or FDA, and are commonly used in the food industry. In our manufacturing process, we crosslink the modified cellulose with citric acid to form a three-dimensional matrix, resulting in the desired properties of Plenity. Each Plenity capsule contains thousands of hydrogel particles, with each particle approximately the size of a grain of salt. We designed the Plenity capsule to be ingested with water before a meal. In the stomach, the hydrogel particles are released from the capsules and rapidly absorb water, hydrating to approximately 100 times their original size. When fully hydrated, each gel particle is, on average, approximately 2 mm in diameter and its elastic response (a measurement of the ability of matter to recover its original shape after deformation) is similar to that of ingested raw vegetables. The hydrogel particles mix homogeneously with food and travel through the GI tract and are designed to induce satiety and improve glycemic control through multiple mechanisms of action. Once in the large intestine, the particles partially degrade and release most of the water, which is reabsorbed by the body. The remaining degraded particles are then eliminated by the body in the same manner as raw vegetables.

RECENT DEVELOPMENTS

Complete of Business Combination

On January 13, 2022, we consummated the Merger. At the effective time of the Merger, among other things, each stockholder of CPSR received one share of our common stock for each share of Class A common stock or Class B common stock of CPSR. Each outstanding warrant exercisable for shares of CPSR Class A common stock became exercisable for an equal number of shares of our common stock.

The PIPE Financing was consummated substantially concurrently with the Closing. Immediately after giving effect to the Business Combination and the PIPE Financing, there were 72,214,187 shares of our common stock and 24,509,491 Warrants (including public and private placement warrants) outstanding.

In connection with the Closing, CPSR changed its name to Gelesis Holdings, Inc.

Launch of Broad Consumer Awareness Campaign

On January 31, 2022, we debuted our broad consumer awareness campaign which included TV, digital, social, and Out of Home (OOH) media channels to grow awareness of Plenity. Following the launch of the campaign:

●	we acquired approximately 4,700 new members per week, a 3.5-fold increase, within the first three weeks of the launch, compared to the previous months before campaign launch;
●	within the first two weeks of campaign launch, Plenity became one of our telehealth partner Ro’s most sought-after offerings and Ro’s fastest growing offering, bringing on more new consumers than any other treatment or product during the period;
●	traditional physician prescriptions of Plenity increased 100% within the first three weeks of campaign launch and over 40% of those treatment requests were driven by the consumer (a 60% increase from the pre-campaign baseline); and
●	our digitally native platform enables live results, and within seconds of launching the campaign search interest and website traffic increased significantly, scaling from seven to ten thousand visitors per day prior to the campaign to between thirty to forty thousand website visitors per day.

Following the success of the initial wave of this campaign, we are evaluating optimal media channels, timing, pulse frequency, and investment levels going forward.

BUSINESS STRATEGY AFTER THE MERGER

Our Commercial Approach

Our first product, Plenity, is a prescription therapy delivered through a direct-to-consumer approach. It is the first weight management product to provide consumer access through a telehealth platform as well as through traditional healthcare provider services at launch. Our direct-to-consumer commercial approach integrates proven traditional and online consumer marketing strategies with our synergistic partnerships in telehealth and online pharmacy industries.

By allowing consumers to seek out our product on their own time, on their own terms, and from the privacy of their homes, we aim to drive consumer demand. Through our telehealth model in partnership with leading telehealth provider Ro, consumers can initiate an evaluation with a board certified, independent physician online at any time that is convenient to them. We anticipate that some consumers will want to see their own physician to discuss Plenity. We are undertaking a physician and healthcare provider education program to drive professional awareness of Plenity.

Plenity is affordably and transparently priced at $98 for a 28-day supply ($1.75/meal). Knowing the product cost when it is prescribed by a healthcare provider, not having to deal with the hurdles and hassle of payor, co-pays or reimbursement hoops further lowers the barrier to access. We have priced Plenity at an amount we believe will allow a large portion of the 150 million target population to afford to pay for the product out of pocket. We anticipate our commercial approach will also remove the significant and ever- growing margin erosion forced on healthcare companies from payors and pharmaceutical benefit managers in order to gain access to their controlled patient pools. Our business model is driven by consumer demand with out-of-pocket consumer payment and is not dependent on reimbursement from third-party payors, such as government health programs and private insurance companies.

We are fully focused on our members and their needs: about half our members provide us with data about their weight management journey and this helps us tailor additional programs and content to support them in achieving their weight loss goals. Among the feedback we have received is that fifty percent (50)% of our members surveyed indicated that they were unlikely to pursue Plenity outside of the online experience. We are building our partner ecosystem centered around Plenity to complement our members’ experience and provide the specific kinds of help they need, including, for example, meal delivery, SMS adherence reminders and facilitating provider check-ins. This support also includes behavioral and educational programs from WW International, Inc. and Noom, as well as optional one-on-one lifestyle coaching. We see these organizations as complementary offerings that will support our members with their weight loss and wellness goals.

We believe social support is essential in the weight loss journey. Our member experience features a robust private Facebook community where members can exchange tips, ask questions, and share progress with each other. About 80% of private community members actively participate in this platform.

Obesity is a chronic medical condition and we believe people require ongoing, often long-term, support to achieve and maintain weight loss. Given its safety profile and broad FDA label, Plenity can be taken without limitation to duration of therapy — addressing this long-term challenge. We view our relationship with our members as long term and anticipate that some people will take Plenity chronically, and some will stop or pause treatment. Of the data we have collected around the latter group, 70% said they would try Plenity again.

Pricing & Availability

Plenity is available by prescription via a telehealth consultation with a physician trained in weight management support, with free, unlimited follow-up visits as needed. Consumers may visit myplenity.com to start their online consultations or speak with their physician to determine if the Plenity prescription therapy is their best treatment option. A Plenity subscription costs $98 for a four-week supply ($1.75 per meal). Members may pause their subscription or delay shipment at any time.

Manufacturing the superabsorbent hydrogel used in Plenity and our other product candidates is a unique, proprietary process that is performed in-house by our subsidiary, Gelesis S.r.l., located in Italy. During 2020, we completed a limited manufacturing scale-up to enable the beta launch of Plenity in the U.S. market, while simultaneously constructing state-of-the-art commercial-scale facilities to enable the full launch of Plenity. Production at our first commercial-scale manufacturing facility commenced in the fourth quarter of 2021, with the facility designed to accommodate three commercial-scale manufacturing lines, which is equivalent to an aggregate manufacturing capacity of approximately 480,000 Plenity 28-day supply units produced on a monthly basis when development is complete. We expect we will be able to produce up to 160,000 Plenity 28-day supply units on a monthly basis beginning in the second quarter of 2022, scaling up to 320,000 Plenity 28-day supply units on a monthly basis by the third quarter of 2022 and rising up to 480,000 Plenity 28-day supply units on a monthly basis by the first half of 2023. We have also initiated construction of a second commercial-scale manufacturing facility. Our second commercial-scale facility is designed to accommodate six commercial-scale manufacturing lines, which is equivalent to an aggregate manufacturing capacity of approximately 960,000 Plenity 28-day supply units produced on a monthly basis when development is complete. To date, we have invested over $50 million in commercial manufacturing capabilities. We estimate each commercial scale manufacturing line, which is equivalent to an aggregate manufacturing capacity of approximately 160,000 Plenity 28-day supply units produced on a monthly basis, to cost approximately $15 million to $25 million to construct and at full capacity to support annual product revenue, net, of $125 million to $150 million. In addition to our existing know-how in manufacturing superabsorbent hydrogels, we continue to seek improvements in manufacturing efficiency through research and development in material science and commercial-scale real-world optimization.

We engage contract-manufacturing organizations in North America to perform ancillary finished-good packaging services as a means of controlling costs and enabling growth capabilities.

Our Competitive Strengths

●	Unmet Need. In the United States, roughly 7 out of 10 Americans struggle with their weight. Our first product, Plenity, is indicated for the largest number of adults struggling with their weight (approximately 150 million Americans) as compared to any other weight management prescription product and has no limitation on duration of therapy. Seventy (70)% of our members have never tried a prescription weight management product before, indicating Plenity is bringing new people into the category of prescription weight management products.

●	Attractive Efficacy and Safety Profile. In clinical trials, six out of ten people achieved clinically meaningful weight loss in six months on Plenity, averaging a loss 10% of their total body weight (or an average of 22 pounds), with a side effect profile similar to placebo, and no serious adverse events.The strong safety, efficacy, and tolerability profile of Plenity provides a clinically validated option as a first line of defense after diet and exercise for people who are just overweight, before the onset of obesity, many of whom did not have any prescription option before.
●	Consumer Focus and Engagement. We leverage telehealth and traditional healthcare to provide members with easy access to Plenity. We are developing the infrastructure to directly engage with our members in a digital ecosystem designed to also provide behavioral and educational support for our members’ weight loss journey. Through our platform we provide our members with immediate access to physicians with real-time communications through telehealth. We believe this consumer-focused approach empowers our members to improve and change their diet, lifestyle and health. We offer our members transparent pricing and home delivery with two-day pharmacy direct shipping. Our reliance on direct-to-consumer marketing as our primary demand driver should allow us to improve the efficiency of our sales force investments. The consumer pull created reduces the need for typical high healthcare provider, or HCP, call frequencies and allows for efficient use of a limited sales force.
●	Proven Early Success. Our beta launch was successful, and we believe that it indicates strong future demand for Plenity given a broad label in the underserved weight loss market. We believe that our advanced data and analytics capabilities will help us optimize marketing. As weight management is a chronic medical condition, we see the potential for long-lived, recurring revenues if consumers make Plenity a part of their everyday weight management routine.
●	Global Scalability. Worldwide, more than 1.9 billion adults aged 18 years and older have unhealthy weight and of these over 650 million adults classified as having obesity. We believe our commercial infrastructure is purpose-built to scale quickly and efficiently to accommodate new geographies. We have partnered with China Medical System Holdings Limited for commercialization of Plenity in Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates. With our CE Mark authorization for Plenity in Europe, we intend to pursue expansion through strategic partnerships or direct commercialization.
●	Profit Margin Potential. We believe that our proprietary manufacturing process and agile distribution and supply chain networks will provide sustainable profit margins.
●	New Product Pipeline. We believe that our superabsorbent hydrogel technology can address large patient populations with chronic conditions related to obesity and have a pipeline of product candidates which we expect to advance through the FDA’s de novo 510(k) pathway as clinical data become available. We are developing manufacturing capacity for our hydrogels using a novel, proprietary process which we perform at our own facilities. We have nine families of patents and more than 130 individual patents and patent applications directed to compositions of matter and methods of production for Plenity, other product candidates and our hydrogel technology as well as methods of use for certain hydrogels.
●	Management Team. We are a founder-led team that combines innovative scientific thinkers and proven industry leaders in research and discovery, clinical development and product approval, and consumer driven commercialization.

Market Overview

Global Epidemic: Overweight and Obesity

Obesity is a serious medical condition that is growing rapidly in prevalence worldwide. It has been designated by the American Medical Association, or AMA, as a “multi-metabolic and hormonal disease state.” Between 1988 and 1994, 23% of adults in the United States 20 years of age and older, or approximately 40 million, had obesity according to a CDC report. However, between 2017-2018, this number had risen to 42.5% or approximately 105 million, representing a 263% increase. Furthermore, the CDC reported that an additional 31% of adults in the United States 20 years of age and older, or approximately 75 million, were overweight, with many of these individuals expected to cross the threshold into obesity in the near future. Globally, there were more than 1.9 billion adults 18 years of age and older that had an unhealthy weight, of which approximately 650 million in 2016 had obesity, according to the WHO.

In addition to the adult population, the pediatric population is also suffering from an obesity epidemic. According to the CDC, by 2016, obesity in the United States has more than tripled in children and adolescents since the 1970s. In 2017-2018, more than one-third of children and adolescents had excess weight or obesity. According to a study by WHO, in 2016 over 340 million children and adolescents aged 5-19 had excess weight or obesity.

The designations “overweight” and “having obesity” are based on the thresholds of BMI, which measures weight on a height-adjusted basis. A person with a BMI of 30 or greater is typically classified as having obesity, while a person with a BMI of between 25 and 30 is typically classified as overweight. BMI is considered the standard within the medical community for measuring body fat and is recommended by the National Institutes of Health, or NIH, as a guide for the classification of people with excess weight and obesity.

There are a number of comorbidities caused by having either overweight or obesity. In the United States, obesity-related medical care costs were an estimated $147 billion in 2008 dollars. Approximately 300,000 people in the United States die each year as a result of obesity and its associated comorbidities, according to the Department of Health and Human Services, or HHS. According to the WHO, 44% of diabetes diagnoses, 23% of ischemic heart disease diagnoses, and a significant percentage of certain cancer diagnoses can be attributed to being either having overweight or obesity.

The Covid-19 pandemic has placed even greater focus on the need to urgently address obesity. Unfortunately Covid-19-related lockdowns appear to have exacerbated the problem, as an estimated 71 million Americans gained weight during the pandemic. Further, the World Obesity Federation (WOF) reported that 2.2 million of the 2.5 million (or 90%) of global Covid-19 deaths were in countries with high levels of obesity. In fact, people with obesity are 48% more likely to die of Covid-19.

Barriers to Weight Management

Despite over 70% of adults in the United States having a BMI greater than 25, with a higher risk for serious medical complications, only 2% of this population are prescribed drug therapy. In contrast, more than 80% of patients with type 2 diabetes are prescribed anti-diabetes pharmacotherapy. Considering that obesity is a major cause of type 2 diabetes, we believe these realities are paradoxical. Multiple studies have indicated that therapeutic inertia is high in the management of weight, particularly in patients with lower BMI. The highest rates of weight management interventions by primary care physicians occur for patients with BMI larger than 40 and the lowest for patients in the overweight category. A 2019 study of several large healthcare organizations reported that patients with a BMI greater than 35 accounted for 50.3% of all prescriptions for weight management pharmacotherapy, despite only making up 25.3% of the total patient sample. This study also found that the median BMI of a patient receiving weight management pharmacotherapy was 37.2. These results suggest that prescribers restrict the use of drug therapy to only patients in whom the benefit justifies the risk.

Other barriers to weight management include shorter health care provider visits allowing for limited time to educate patients on injection techniques (required of some pharmacotherapy options), titration of medication dose, signs and symptoms to monitor to prevent serious adverse events, how to manage milder drug-related symptoms such as nausea, etc.

In addition, we believe much of the inertia in addressing weight management can be attributed to the prevailing societal bias that obesity is a matter of personal responsibility and the false belief that “eat less and move more” will work for most people. A large number of people will not achieve meaningful and/or long- lasting weight loss simply by dieting and exercising on their own. Without help from drug, device or surgery, many people will fail. Finally, cost is a significant barrier for the majority of the population. Few weight management options are covered by third party payors and these drugs or interventions can be very costly and remain unaffordable.

Limitations of Current Treatments

Current treatments for patients with excess weight or obesity include lifestyle interventions (dietary changes, behavioral modification, increased physical activities, etc.), pharmacotherapies, endoscopic applications of intragastric balloons, and bariatric surgery that creates permanent changes in the GI tract anatomy. Lifestyle interventions focused on diet, and exercise and behavioral modification are typically prescribed as an initial treatment for a patient with overweight or obesity. However, lifestyle interventions frequently fail to produce adequate and durable weight loss due to poor compliance and other limiting factors. In conjunction with lifestyle interventions, pharmacotherapies are approved for use by patients with a BMI of 27 or greater with at least one comorbidity, and all patients with a BMI of 30 or greater. Bariatric surgery, including gastric bypass and gastric banding procedures, is typically limited to patients with severe obesity, a BMI of greater than 40 or greater than 35 with at least one comorbidity. Although these procedures can produce dramatic weight loss results in this population, they come with a multitude of risks, including those inherent in surgery, such as an increased risk of death.

There are currently five pharmaceutical products approved in the United States for long-term weight management in people with excess weight and obesity, including products such as Orlistat, a combination product of phentermine and extended release topiramate, a combination product of naltrexone extended release and bupropion extended release; a higher dose subcutaneous injection of liraglutide, and a weekly subcutaneous injection of semaglutide. Each of these products act through mechanisms that require the product to be absorbed into the patient’s blood stream. As a result, these products carry the risk of systemic side effects, such as adverse gastrointestinal, cardiovascular and central nervous system effects, some of which can be serious or even life-threatening. Each of these approvals has also been accompanied by requirements for post-marketing safety studies to assess the safety of long-term treatment, with an emphasis on potential adverse cardiovascular side effects. In addition, Qsymia has been designated a Schedule IV controlled substance due to their potential for abuse. Furthermore, in connection with its approval of Qsymia, the FDA required a Risk Evaluation and Mitigation Strategy, or REMS, program to inform prescribers and women with the potential to become pregnant about the increased risk of congenital malformation in infants exposed to Qsymia in early pregnancy, as well as limiting access to certified pharmacies. The label for Contrave includes a black box warning from the FDA to alert health care professionals and patients to the increased risk of suicidal thoughts and behaviors, as well as serious neuropsychiatric events, associated with bupropion. These drugs also compete against generic forms of phentermine, topiramate, naltrexone, and bupropion. None of these products have been approved for use in pediatric patients and phentermine is only approved for short term use of no longer than 12 weeks.

All current prescribed pharmacotherapies are indicated only for individuals with BMI ≥ 30 or individuals with BMI ≥ 27 with existing health conditions brought on by extra weight such as diabetes, blood pressure or heart disease. More invasive treatment options include intragastric balloons, which reduce gastric volume via a foreign object such as a balloon that, in most cases, is placed by an endoscopic procedure similar to a gastroscopy in the stomach. The balloon is left in place for 6-12 months and then removed via endoscopy.

Long-term data is limited and weight loss is not anticipated to be maintained once the balloon is removed. Endoscopic procedures needed for placement and removal, in addition to the potential associated complications, limit their adoption. As of April 2020, the FDA has received reports of a total of 18 deaths that occurred in patients with liquid-filled intragastric balloon systems worldwide. Eight of these 18 deaths were patients in the United States.

We believe there is an urgent demand for affordable therapies that result in clinically meaningful weight loss with little or no additional safety risk, opening the possibility to treat people earlier at a lower BMI and potentially prevent or delay the progression of complications related to weight gain.

Our Approach to Weight Management

Plenity — A Biomimetic Approach. There are many lifestyle related drivers that contributed to the dramatic increase in obesity in the developed world over the last 50 years. One major contributor is the significant increase in the portion size of meals and another major contributor is the quality and composition of food, which has shifted to calorie dense and heavily processed. In addition there is a significant reduction in the consumption of hypocaloric foods, especially foods rich with fiber like vegetables and fruits. One of the reasons vegetables and fruits are so important to a healthy diet — in addition to their nutritional value — is that they provide bulk and texture to a meal and maintain their shape, structure, and firmness, through nearly the entire digestive process. They are also known to have important effect on the gut health. That’s why you tend to feel fuller when you eat a big salad with a meal, and thereby desire to eat less. We wanted to use science to create the same effect.

Plenity was designed using the principles of biomimicry. Biomimicry is the design of materials modeled on biologic structures — thereby leveraging natural designs that have evolved to work favorably in the body. Many modern inventions were developed by studying and mimicking the natural designs of plants and animals. Taking a biomimetic approach and therefore leveraging on “nature’s R&D,” Plenity is a first-of-its- kind superabsorbent hydrogel technology, specifically engineered to have the composition (i.e. large amount of water held by cellulose) and mechanical properties (i.e., elasticity or firmness) as ingested raw vegetables.

Our hydrogels are designed to address several critical challenges of the modern diet: portion size, caloric density, and food composition. Our solution to this challenge: the first super absorbent hydrogel technology based on naturally-derived building blocks, creating small firm 3D structures, similar to ingested raw vegetables, designed to create a sensation of feeling fuller. In the stomach the hydrogel particles form small solid non-aggregating gel pieces consisting of water held by 3D cellulose structures, similar to raw vegetables. There, they are homogeneously mixed with ingested foods, increasing volume and firmness while reducing the caloric density of meals. Like vegetables, the hydrogel pieces are not absorbed and ultimately partially degrade in the large intestine, releasing their water before leaving the body naturally. In clinical trials, 6 out of 10 people achieved clinically meaningful weight loss without serious side effects — losing an average of 10% of their total body weight or approximately 22 pounds.

The technology is non-invasive (taken by capsule, not an injectable), easy to use (the dosing is simple), and straightforward (with minimal clinical follow up). Plenity is non-systemic, not absorbed, and non-habit forming, giving consumers an option that is scientifically proven and clinically validated, FDA cleared, and rooted in nature.

The packaging for Plenity is designed for convenience and to be discrete: each pod contains one dose and is small enough to fit in your pocket. By having Plenity in pods it makes it easier to carry the dose needed for the day. Additionally, a week supply comes in a separate container of 14 pods so it makes it easy to travel with or keep at work for lunch and the rest at home.

Plenity is not a drug, so it does not negatively impact the brain as stimulants do, or affect other internal organs. It is non-systemic, and does not use hormones or require injections. It is also not habit forming and there is no limit on how long you can take Plenity.

We believe Plenity provides the following safety advantages over currently available therapies:

●	acts mechanically in the GI tract and is not absorbed into the blood stream, avoiding acute and chronic side effects caused by systemically acting therapies;
●	passes with food through the GI tract with no procedure required for introduction or removal;
●	has a natural cycling effect similar to food, preventing the habituation, adaptation, and irritation of the GI tract associated with some therapies, such as gastric balloons; and
●	is engineered using components that are considered GRAS by the FDA and widely used in the food industry.

Mechanisms of Action

Plenity is designed to act mechanically throughout the GI tract, working with the body’s natural digestive process to occupy space in the stomach and small intestine without being absorbed as follows:

(1)	Twenty minutes before lunch and dinner, three Plenity capsules are taken with two glasses (16 ounces) of water.

(2)	The capsules are rapidly dissolved in the water, releasing thousands of individual hydrogel particles.
(3)	These particles absorb up to 100X their size in water, forming small pieces of solid gel. They mix homogenously with the foods, increasing the volume and firmness of the ingested meals while reducing the caloric density, therefore promoting satiety and fullness.
(4)	The hydrogel pieces are not digested and maintain their solid gel form as they pass throughout the small intestine as well. This prolongs the sensation of satiety and fullness.
(5)	Upon transition into the large intestine, the digestive enzymes degrade the three-dimensional structure of the hydrogel particles resulting in the release of most of the water, which is then reabsorbed in the body. The remaining degraded particles pass through and are eliminated naturally from the body.

During this process, there are several relevant characteristics of Plenity that we believe ensure that the hydrogel travels safely through the body. 1

(1)“Caloric density” refers to the number of calories in a given mass of food.

How Plenity differs from fibers

Plenity forms a solid gel in the stomach and small intestine, which is orders of magnitude firmer than hydrated functional fibers like psyllium or glucomannan. This is because Plenity particles have a three- dimensional structure holding water inside them, while functional fibers have a liner structure and only attract water to their surface. Therefore, Plenity creates a firm solid gel pieces very similar to ingested raw vegetables, while functional fibers create viscous liquids, more like a soup. This firmness can be measured and demonstrated through digestive simulations, by measuring the firmness/elasticity, measured as G prime, or G’, utilizing a rheometer.

Note: Data presented as log-transformed G’ values in pascals.

SGF = simulated gastric fluid; SIF = simulated intestinal fluid; SCF = simulated colonic fluid.

Demitri C, et al. Poster presented at American Diabetes Association 77th Scientific Sessions. San Diego, CA; June 9-13, 2017.

Plenity clinical study overview

We conducted a double-blind, placebo-controlled, multi-center trial (the most rigorous type of trial design) of 436 adults with excess weight or obesity, with or without type 2 diabetes, BMI 27-40, over the course of 24 weeks (six months). Plenity or placebo were given in conjunction with diet and exercise.

The GLOW study was designed to measure:

●	Whether at least 35% of individuals receiving Plenity lost 5% or more of their body weight
●	Whether individuals receiving Plenity lost more of their body weight than individuals receiving placebo with a super-superiority margin of 3%

Key highlights of the GLOW study include the following:

●	Six out of ten of individuals receiving Plenity lost at least 5% of their body weight with an average loss of 10% of total body weight (about 22 pounds). These responders also lost an average of 3.5 inches off of their waist measurement.
●	The percent weight loss in all individuals receiving Plenity was 6.4% compared to a 4.4% loss for individuals receiving placebo (p=0.0007)
●	27% were “super-responders” to Plenity. Their average weight loss was 14% (about 30 pounds)
●	Plenity doubled the odds of achieving 5% or greater weight loss compared to placebo

●	Plenity had an overall side effect profile similar to placebo, and no serious adverse events. The most common side effects were diarrhea, distended abdomen, infrequent bowel movements, and flatulence Data from this study was presented in the journal Obesity authored by leading obesity experts including Frank L. Greenway, MD of LSU’s Pennington Biomedical Research Center, Louis J. Aronne, MD of Weill Cornell Medicine, Caroline Apovian, MD of the Boston University School of Medicine, and Lee M. Kaplan, MD PhD of Massachusetts General Hospital. The paper was named Editor’s Choice.

We have also conducted a small clinical trial in patients that are overweight or obese that was an extension of our larger GLOW study. This extension clinical trial looked at patients who stayed on Plenity for an additional six months (for a total of 12 months). This study demonstrated that, on average, subjects maintained the weight loss they achieved during the first six months of treatment or lost an additional small amount of weight in months six through twelve. In addition, we have a large “real world” registry study planned to begin in the first half of 2022. This study will follow a large number of patients on Plenity for up to two years.

We believe that currently having limited long-term data does not impact the commercialization of Plenity for patients with a BMI of 25 to 40. This is because as part of the April 2019 FDA clearance of Plenity, we received a clear indication that Plenity can be prescribed for patients for an unlimited amount of time — therefore, we believe no additional data or studies are required to support the long-term use of Plenity.

In terms of additional indications that we may pursue, we have completed, and plan to complete, additional studies to support gaining FDA clearance for these indications. A six-month study examining the impact of one of our hydrogels on patients with pre-diabetes or diabetes with respect to weight loss was recently completed and, as of the date of this prospectus, the results remain under analysis as described below. The two primary endpoints of this study are: 1) the proportion of subjects who achieve weight loss ≥5.0%, and 2) the average percent change in total body weight. In both cases the outcome for subjects on our hydrogel (i.e., GS200) are compared to the outcomes for subjects on placebo at the end of the six-month study.

These two weight loss metrics are standard for weight studies designed for FDA review. We are still evaluating whether the outcome results of this study will support FDA authorization for these specific populations or if further studies are advisable. We will also be initiating a study for non-alcoholic fatty liver disease in early 2022 and with input from many of the country’s experts in this disease, we expect the six-month design will be appropriate for the proof-of-concept study. Finally, with respect to a pivotal study we are planning regarding using another version of our hydrogel to treat functional constipation, we have already received formal feedback from the FDA that our proposed 12-week study design is appropriate and acceptable.

Our Other Product Candidates

Our proprietary hydrogel technology allows the flexibility to specifically engineer the hydrogel structure to have different physical properties (e.g., elasticity, media uptake ratio or volume, and hydration speed) that could potentially benefit multiple GI-related and chronic metabolic diseases including pre-diabetes (which occurs in approximately 30% of the adult population), type 2 diabetes (which occurs in approximately 10% of the population), NAFLD/NASH (occurring in 25% of the adult population), and FC (occurring in 14% of the adult population). Each of our pipeline candidates are likely to be regulated through the De Novo or 510(K) FDA pathways.

The following table summarizes the current and expected development status of our product candidates.

GS200 for Weight loss in Prediabetes and Type 2 Diabetes

Because people classified as having obesity are much more likely to develop type 2 diabetes, the increase in obesity rates has contributed significantly to the increase in the number of patients diagnosed with type 2 diabetes (defined by a fasting blood glucose level ≥ 126 mg/dL). According to the American Diabetes Association, or ADA, diabetes was the seventh leading cause of death by disease in the United States in 2017. In 2018, approximately 30.7-32.5 million Americans suffered from type 2 diabetes and 89% of U.S. adults diagnosed with diabetes were overweight or had obesity. An additional 88 million American adults 20 years of age and older were considered as having prediabetes (defined by a fasting blood glucose level ≥ 100 mg/dL and < 126 mg/dL), with approximately 1.5 million new diagnoses of type 2 diabetes per year. Based on current trends, as many as one in three Americans will develop type 2 diabetes in their lifetime. According to the ADA, the economic impact of diagnosed diabetes was estimated to be $327 billion in 2017, approximately $237 billion of which was attributed to direct medical costs, and approximately $90 billion of which was attributed to reduced productivity.

The current treatment paradigm for prediabetes and type 2 diabetes focuses on lifestyle changes, in particular weight loss, as a foundational therapy — as weight loss alone is associated with improvements in glycemic parameters and prevention of the progression from prediabetes to diabetes. Medications to manage blood glucose levels are also prescribed for patients with diabetes. Surprisingly, weight loss therapies are generally not commonly prescribed to these patient populations. Only 2% of people who have excess weight or obesity receive weight loss therapies, and many of these patients have prediabetes or diabetes.

GS200 is a hydrogel similar in concept to Plenity, but has different physical properties that we believe could address different indications and treatment regimens. When compared to Plenity, GS200 hydrates more rapidly and creates a higher elastic response while occupies a slightly smaller volume in the stomach. For example, due to its higher elastic response and accelerated hydration, GS200 could be more suitable for glycemic control, where one relevant mechanism is the delay of the absorption of glucose in the small intestine. For this purpose, the volumetric effect at the beginning of the meal could be less important and GS200 could be administered immediately prior to the meal. We believe that these properties could make GS200 more suitable as a weight loss and glycemic control product for prediabetics and type 2 diabetics.

GS200 is currently being evaluated in a human study where the primary endpoints are weight loss and some of the secondary endpoints are related to glycemic control. We are presently reviewing the data reported in this study.

GS200 clinical study overview and reported data

We completed a preliminary analysis of the LIGHT-UP study, a multicenter, randomized, double- blind, placebo-controlled, investigational study that enrolled 254 subjects with overweight or obesity who also have prediabetes or type 2 diabetes, and that analysis remains underway. The study was designed to assess the change in body weight in adults after six months of treatment with a new oral superabsorbent hydrogel (GS200) or placebo. The study met both of its primary endpoints: the proportion of participants who achieved at least 5% body weight loss (defined as “Responders”) and the change in body weight as compared to placebo after six months of therapy.

Among the participants who completed the study protocol requirements (PP population1), 64% of GS200-treated participants were Responders vs. 41% in the placebo group (p=0.001). Including data from participants who did not complete the study (ITT-MI population2) in the preliminary analysis, 55% of GS200- treated participants were Responders vs. 34% in the placebo group (p=0.0004). The average body weight loss of the Responders was 11% (approximately 23 pounds) and their waist circumference was reduced by 5.5 inches on average. Importantly, GS200 treated participants had 2.8 higher odds as compared to placebo to become Responders (adjusted odds ratio [OR]: 2.83, P=0.0004), achieving the first primary endpoint of the study.

With respect to average total weight loss, the complete GS200 treatment group (including both Responders and non-Responders) demonstrated superiority over placebo after 6 months of treatment (body weight loss of 6.9% vs. 4.1%, P=0.0003 in the PP population and 6.3% vs. 3.6%, P=0.0006 in the ITT-MI population), thereby achieving the second primary endpoint.

This study was conducted at 36 clinical sites in Europe and North America with 208 subjects who completed the 6-month study. Upon preliminary regional analyses, both primary endpoints were met across the entire ITT-MI and PP populations and were also highly significant in Europe alone (N=134 completers). In North America alone, there was no difference between GS200 and placebo with respect to the primary endpoints. The North American region included approximately half the number of subjects who completed the study compared to Europe (N=74 completers). While the primary endpoints were met, Gelesis continues to analyze this data and the insights it may derive as it plans its next steps in the development of GS200 and final plans to present the detailed results in a scientific venue.

Less than 2% of the GS200 treated participants dropped out of the LIGHT-UP study due to adverse events (AEs), which was similar to the dropout rate in the placebo group. There were no statistically significant differences in the incidence and severity of AEs between the two groups except for the overall incidence of gastrointestinal-related AEs, which was slightly higher in the GS200 group. No serious adverse events related to GS200 were observed and 95% of all AEs in the GS200 group were mild or moderate in intensity.

Note: The primary endpoints were calculated by using two pre-specified statistical methods:

(1)	The Per Protocol Population (PP population). This is the population of study subjects who completed the study without major protocol deviations; and
(2)	The Intent-to-Treat Multiple Imputation Population (ITT-MI population) This is the population of all randomized subjects, and missing data is handled through the use of multiple imputation statistical techniques.

GS300 for Nonalcoholic Fatty Liver Disease (NAFLD) and Nonalcoholic Steatohepatitis (NASH)

NAFLD is defined as the presence of excess hepatic fat accumulation after the exclusion of other causes of hepatic steatosis, including excessive alcohol consumption, and other conditions that may lead to deposition of fat in the liver. NAFLD encompasses a broad clinical spectrum of severity ranging from simple nonalcoholic fatty liver, that is not generally a severe clinical problem, to NASH that can lead to advanced fibrosis, cirrhosis, and finally hepatocellular carcinoma. NAFLD is the most common liver disease in the world with about 25% to 30% prevalence in developed countries based on various studies. It is highly correlated with obesity and diabetes. Around 7% – 30% of NAFLD patients develop NASH, which is associated with hepatic inflammation and cellular ballooning with or without fibrosis. The National Institutes of Health estimates as many as 30 million people, or 12% of U.S. adults, now have NASH and it is currently the second leading indication for liver transplantation and is projected to be the leading cause of liver transplantation within the next few years as it is now the fasting growing cause of liver transplantation in the world. It is estimated the United States spends $5 billion annually in healthcare costs related to the NASH and the costs are expected to rise to $18 billion by 2030. Importantly, other than weight loss, the are no proven therapies on the market for NAFLD and NASH.

NASH is also commonly associated with metabolic comorbidities, including obesity, type 2 diabetes, dyslipidemia, and insulin resistance. A correlation between increased gut permeability and NASH has also been observed in clinical and experimental studies. NASH is usually asymptomatic and currently can only be reliably diagnosed by liver biopsy after exclusion of other causes for steatohepatitis such as alcohol abuse or certain medications. Diagnosing NASH can be improved using imaging and serum biomarkers (e.g., liver enzymes and liver magnetic resonance imaging, or MRI, scans). Weight loss is the primary treatment for NASH (and NAFLD). Significant weight loss (i.e., greater than 7% of total body weight reduction) has proven to reduce liver fat, inflammation and fibrosis or scarring in several clinical studies. There are no FDA- approved treatments available for NAFLD and NASH, though several therapeutic products are in late- stage clinical development. There is an urgent need for safe and effective therapies to treat NASH and related issues of obesity and metabolic syndrome.

Based on our preclinical and clinical research, we believe that GS300 has the potential to be an effective and safe treatment for NAFLD and NASH, either alone or in combination with other therapies. Our belief is based on observed positive effects of this version of our hydrogel technology on multiple mechanisms of action believed to be important in the development and/or progression of NAFLD to NASH and cirrhosis:

●	weight loss;
●	improvement in insulin resistance;
●	reduced gut permeability; and
●	improved composition of the microbiome.

With input from a scientific advisory board of scientific leaders in NASH research, we developed a research protocol for a pilot study that began site selection in late 2020. The study will be a randomized double- blind, placebo-controlled trial comparing GS300 to a placebo. We expect to enroll approximately 250 subjects in the study and have top-line results in the second quarter of 2024. Key primary outcomes of this study are weight loss and reduction of liver fat as measured by MRI-proton density fat fraction scanning. Other outcomes will be markers of liver inflammation, insulin resistance, fibrosis, gut permeability, and shifts in the microbiome.

GS500 for Functional Constipation (formerly known as chronic idiopathic constipation)

FC is a health condition in which a person experiences chronic symptoms of constipation without an identifiable cause. It is one of the most common gastrointestinal disorders worldwide, with a global prevalence of 14% in adults. In the United States, there approximately 35 million adults may suffer from FC. Lifestyle modifications, including increasing dietary fiber, hydration and exercise, are the first step in managing FC. If patients do not respond to these lifestyle modifications, then treatment with osmotic and stimulant laxatives (mostly over-the-counter products) are often used. Approximately 50% of patients do not find these traditional laxatives to be satisfactory and seek other solutions. Prescription options sometimes are offered to patients that do not respond to traditional laxatives, but these options have common side effects (e.g., diarrhea).

Existing prescription options include Amitiza (lubiprostone), Linzess (linaclotide), Trulance (plecanatide) and Motegrity (prucalopride). All of these drug therapies work by entering the patient’s blood stream.

Similar to Plenity, our superabsorbent hydrogel candidate GS500 has a unique non-systemic mechanism of action and works locally in the GI tract. If proven safe and effective, GS500 has the potential to become a new approach to treat FC. In an investigator sponsored study conducted by researchers at the Massachusetts General Hospital, GS500 demonstrated statistically significant benefit in decreasing colon transit time. We plan to advance GS500 into a pivotal 12-week global study that is expected to enroll 260 subjects with FC and compare the effectiveness of GS500 to a placebo. We anticipate top line results in the fourth quarter of 2023.

Sales and Marketing

Plenity is, and our future product candidates, if approved, may, be marketed, detailed, and presented through the same channels as orally administered weight loss pharmaceuticals. Plenity is, and our future product candidates, if approved, may be prescribed predominantly by primary care physicians, including general practitioners, family practitioners, and internists, as well as endocrinologists and obesity/metabolism specialists.

Driving consumer awareness, interest, and demand is foundational to our brand strategy and the significant planned sales and marketing spend we expect to incur. We aim to leverage vehicles in the media mix including in-home and out-of-home advertising using digital, linear TV, direct response TV, social promotion, celebrity engagement and social influencers. Our reliance on direct-to-consumer marketing as our primary demand driver should allow us to improve the efficiency of our sales force investments. We anticipate consumer pull will reduce the need for typical high volume HCP call frequencies and allow for efficient use of a limited and outsourced contract sales force. We anticipate our promotional activities will motivate potential future members to ask an HCP about acquiring Plenity through one of two channels: telehealth or traditional non-telehealth.

We are partnering with Roman Health Pharmacy (“Ro”), a leading telehealth platform in the United States, to provide convenient and immediate access to physicians online at no cost. We have entered into an agreement with Ro, giving it exclusive telehealth distributor rights to sell Plenity via telehealth in the United States through June 2023. Pursuant to the terms of the agreement, we have no obligations or commitments beyond the sale and supply of Plenity to Ro. Pursuant to the terms of the agreement, Ro has no obligations or commitments specifically with respect to marketing and promotional spend in support of the sale of Plenity to consumers.

We have engaged a limited outsourced contract sales force to promote Plenity to target physicians. To support prescription fulfillment for our non-telehealth tradition HCP promotional efforts, we executed an exclusive distribution agreement with GoGoMeds, or GGM, giving GGM exclusive distributor rights to all non-telehealth mail order prescriptions generated in the United States by health care providers through February 2022.

We have established partnerships with behavioral weight management companies such as WW International, Inc. and Noom, providing members access to WW’s behavioral weight management program and supporting lifestyle content and offering discounts to Noom’s subscription programs.

To further develop our commercial infrastructure, we may establish additional alliances with additional biotechnology or pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, and our available resources.

Competition

Due to the growing overweight and obesity epidemic and consumer demand, there are many competitors in the field of obesity treatment. Obesity treatments range from behavioral modification, to drugs and medical devices, and surgery, generally as a last resort. Although Plenity regulated as a novel medical device, it can be used by patients and prescribed by physicians in the same manner as an orally administered drug. Because of Plenity’s unique product profile and go-to-market strategy, also considering the significant clinical inertia not to treat overweight and obesity, we expect Plenity to become a foundational approach for weight management and be positioned to work synergistically with other approaches rather than being a direct competition.

Orally Administered Drugs

Three oral drugs that are FDA approved and currently marketed for the treatment of obesity are phentermine/topiramate, naltrexone/bupropion, and orlistat. Each treatment is indicated for patients with overweight and obesity with at least one comorbidity. In September 2012, Vivus, Inc. commercially launched its combination product, Qsymia (phentermine/topiramate) in the United States. In October 2014, Takeda Pharmaceutical Company Limited commercially launched its combination product, Contrave (naltrexone/ bupropion), in the United States. Contrave is currently marketed in the United States by Currax Pharmaceuticals LLC. Orlistat is currently marketed in the United States by H2-Pharma, LLC under the brand name Xenical and over-the-counter at half the dose of Orlistat by GlaxoSmithKline plc under the brand name alli. In addition to competing with one another, these drugs also compete against generic forms of phentermine, topiramate, naltrexone, and bupropion.

Injectable Drugs

Several pharmaceutical companies, have or are developing injectable drugs for obesity. Saxenda, a formulation of Novo Nordisk’s liraglutide, was approved by the FDA in December 2014 for the treatment of obesity. Liraglutide is currently also marketed by Novo Nordisk for the treatment of type 2 diabetes under the brand name Victoza in the United States. Wegovy, a sub-cutaneoous formulation of Novo Nordisk’s semaglutide was approved by the FDA in June of 2021.

Medical Devices and Surgery

Other than Plenity, four types of FDA-regulated devices are currently marketed for weight loss. Intragastric balloon manufacturers including Apollo EndoSurgery, Inc. and Obalon Therapeutics, Inc. commercialize ORBERA Balloon and the Obalon Balloon, respectively. Aspire Assist, manufactured by Aspire Bariatrics, Inc., is a gastric emptying system that allows patient to aspirate digested food after a meal. SmartByte, manufactured by Scientific Intake Limited Co., is a device that is designed to occupy space in the roof of the mouth to reduce food intake. LAP-BAND Adjustable Gastric Banding System, manufactured by BioEnterics Corporation, is a gastric band that is placed around the upper part of the stomach in a surgical procedure leaving only a small pouch available for food.

Bariatric surgery, including gastric bypass, gastric sleeve and gastric banding procedures, is typically employed for patients with obesity with a BMI exceeding 40 or those with a BMI greater than 35 who are experiencing obesity-related complications such as type 2 diabetes, high blood pressure or severe sleep apnea.

Reimbursement

We believe the successful launch of our products and product candidates will not be dependent on reimbursement from third-party payors, such as government health programs and private insurance companies and we do not expect any such direct reimbursement to be available at this time. Accordingly, our strategy and business plan do not contemplate any such reimbursement. Although obesity has long been recognized as a significant public health and economic problem for the U.S. healthcare system, insurance coverage for obesity treatments has been limited. The legislative authorization for Medicare’s prescription drug benefit program specifically prohibits coverage of obesity drugs and until recently, there has been little clinical evidence to convince insurers of the efficacy of obesity treatments, let alone coverage for dietary regimens and products. When coverage is provided by insurers, such as for treatments such as bariatric surgery, it is typically limited to patients with morbid obesity. For reasons noted elsewhere herein, we believe that our commercialization strategy, which does not rely on third-party-payor reimbursement, has a number of significant strategic advantages for us.

Government Regulation

General Requirements for Regulation of Medical Devices in the United States

Under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, a medical device is an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part, or accessory which is: (i) recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them; (ii) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or (iii) intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.

In the United States, medical devices are subject to extensive regulation by the FDA under the FDC Act, and its implementing regulations, and certain other federal and state statutes and regulations. The laws and regulations govern, among other things, the research and development, design, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending premarket approval applications, or PMAs, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

The FDC Act classifies medical devices into one of three classifications based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device’s safety and effectiveness. Class III devices must typically be approved by the FDA before they are marketed.

Generally, establishments that manufacture and/or distribute devices, including manufacturers, contract manufacturers, sterilizers, repackagers and relabelers, specification developers, reprocessors of single- use devices, remanufacturers, initial importers, manufacturers of accessories and components sold directly to the end user, and U.S. manufacturers of export-only devices, are required to register their establishments with the FDA and provide the FDA a list of the devices that they handle at their facilities.

Pre-market Approval and Pre-market Notification

While most Class I and some Class II devices can be marketed without prior FDA authorization, most medical devices can be legally sold within the United States only if the FDA has: (i) approved a PMA application prior to marketing, applicable to Class III devices for which the FDA has required a PMA; or (ii) cleared the device in response to a premarket notification, or 510(k) submission, generally applicable to Class II and some Class I devices. Some devices that have been classified as Class III are regulated pursuant to the 510(k) requirements because FDA has not yet called for PMAs for these devices. Other less common regulatory pathways to market for Class III devices include the humanitarian device exception, or HDE, or a product development protocol, or PDP.

510(k) Pre-market Notification

Most Class II and limited Class I devices require a 510(k) clearance in order to be commercially distributed in the United States. To obtain 510(k) clearance, a manufacturer must submit a premarket notification to the FDA demonstrating that the proposed device is substantially equivalent to a legally marketed device, referred to as the predicate device. A predicate device may be a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required submission of PMA applications. The manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or it is shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.

There are three types of 510(k)s: traditional, special and abbreviated. Special 510(k)s are for devices that are modified and the modification needs a new 510(k) but does not affect the intended use or alter the fundamental scientific technology of the device. Abbreviated 510(k)s are for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review. The FDA intends to process special 510(k)s within 30 days of receipt, and abbreviated 510(k) within 90 days of receipt.

Though statutorily required to clear a traditional 510(k) within 90 days of receipt, the clearance pathway for traditional 510(k)s can take from four to 12 months, or even longer.

De Novo Classification

Devices of a new type that FDA has not previously classified based on risk are automatically classified into Class III by operation of section 513(f)(1) of the FDC Act, regardless of the level of risk they pose. To avoid requiring PMA review of low- to moderate-risk devices classified in Class III by operation of law, Congress enacted section 513(f)(2) of the FDC Act. This provision allows FDA to classify a low- to moderate-risk device not previously classified into Class I or II. The de novo process has been infrequently used. In 2012, Congress amended the process to potentially make it more amenable to FDA and industry. It is not yet clear whether the changes will lead to greater use of de novo classification.

PMA Approval

For Class III devices for which the FDA has required a PMA, a PMA application must be submitted to the FDA with proof of the safety and effectiveness of the device to the FDA’s satisfaction. The cost of preparing and submitting a PMA is substantial. Under federal law, the submission of most PMAs is additionally subject to a substantial annually-adjusted application user fee, currently exceeding $250,000. Satisfaction of FDA premarket approval requirements typically takes years and the actual time required may vary substantially based upon the type, complexity, and novelty of the device or disease.

Results from adequate and well-controlled clinical trials are required to establish the safety and effectiveness of a Class III PMA device for each indication for which FDA approval is sought. After completion of the required clinical testing, a PMA including the results of all preclinical, clinical, and other testing, and information relating to the product’s marketing history, manufacture, and controls, is prepared and submitted to the FDA.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but could take longer. The review time is often significantly extended as a result of the FDA asking for additional information or clarification of information already provided. During the review period, an FDA advisory committee, typically a panel of clinicians, may be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process. The FDA will also typically inspect one or more clinical sites to assure compliance with FDA regulations. Additionally, the FDA will inspect the facility or the facilities at which the device is manufactured. FDA will not approve the device unless compliance is shown with QSR requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon completion of PMA review, the FDA can: (i) approve the PMA; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

An approval order authorizes commercial marketing of the device with specific prescribing information for one or more specific indications, which can be more limited than those originally sought by the manufacturer. As a condition of PMA approval, the FDA may restrict the sale, distribution, or use of the device to help ensure that the benefits of the device outweigh the potential risks. Moreover, FDA may impose substantial post-approval testing and post-market surveillance to monitor the device’s safety or effectiveness. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Once granted, FDA has the authority to withdraw device approvals if compliance with regulatory requirements is not maintained or problems are identified following initial marketing.

An “approvable letter” generally requires the applicant’s agreement to specific conditions, e.g., changes in labeling, or specific additional information, e.g., submission of final labeling, in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications.

Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that FDA has exempted by regulation, a premarket notification is not required before marketing the device in the United States. Manufacturers of such devices are required to register their establishments and list the generic category or classification name of their devices. Some 510(k)-exempt devices are also exempt from QSR requirements, except for the QSR-complaint handling and recordkeeping requirements.

Pre-Submission Meetings

The FDA has mechanisms to provide companies with guidance prior to formal submission of either a 510(k) or PMA. One such mechanism is the pre-submission program in which a company has a “pre-submission” meeting as outlined in the FDA guidance document “Requests for Feedback on Medical Device Submissions: The Pre-Submission Program and Meetings with the Food and Drug Administration Staff” that was issued on February 18, 2014. The main purpose of the pre-submission meeting is to provide companies with guidance from the FDA on matters of significance to an approval decision. Prior to the pre-submission meeting, the company provides a briefing document to the FDA. The FDA is not obligated to follow the recommendations it provides to companies as a result of a pre-submission meeting.

Clinical Trials

A clinical trial is almost always required to support a PMA application or de novo submission and is sometimes required for a premarket notification. For significant risk devices, the FDA regulations require that human clinical investigations conducted in the United States be approved via an Investigational Drug Exemption (IDE), which must become effective before clinical testing may commence. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations. In some cases, one or more smaller studies may precede a pivotal clinical trial intended to demonstrate the safety and effectiveness of the investigational device. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification, the FDA may permit a clinical trial to proceed under a conditional approval. If the FDA disapproves the IDE within this 30-day period, the clinical trial proposed in the IDE may not begin.

An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must also include a description of product manufacturing and controls, and a proposed clinical trial protocol. FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The IDE requirements apply to all investigational devices, whether considered a significant or nonsignificant risk.

Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.

Clinical trials must be conducted: (i) in compliance with federal regulations, including those related to good clinical practices, or GCPs, which are intended to protect the rights and health of patients and to define the roles of clinical trial sponsors, investigators, and monitors; and (ii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Clinical trials are typically conducted at geographically diverse clinical trial sites, and are designed to permit FDA to evaluate the overall benefit-risk relationship of the device and to provide adequate information for the labeling of the device. Clinical trials, for significant and nonsignificant risk devices, must be approved by an institutional review board, or IRB, for each trial site. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving patients and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of human research subjects.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.

Investigational devices may only be distributed for use in an investigation, and must bear a label with the statement: “CAUTION — Investigational device. Limited by Federal law to investigational use.”

Disclosure of Clinical Trial Information

Sponsors of clinical trials of medical devices are required to register with clinicaltrials.gov, a public database of clinical trial information, and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed until the product being studied has been approved. For medical device clinical trials, public availability of study registration information can also be delayed until approval of the device. Competitors may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

Post-market Requirements

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off- label” uses, the Medical Device Reporting regulation, and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).

FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

●	fines, injunctions, and civil penalties;
●	recall or seizure of products;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing requests for 510(k) clearance or PMA approval of new products;
●	withdrawing PMA approvals already granted; and
●	criminal prosecution.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the

FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Device Modifications

Some changes to an approved PMA device, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new PMA or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The FDA uses the same procedures and actions in reviewing PMA supplements as it does in reviewing original PMAs.

Modifications to a device that received 510(k) clearance may require a new 510(k) submission if those changes could significantly affect the safety or effectiveness of the device, or if the modifications represent a major change in intended use. If the manufacturer determines that a modification could not substantially affect the safety or effectiveness of the device, it should document the changes and rationale for not submitting a new 510(k). Though the manufacturer is responsible for the initial assessment, FDA may disagree, and later require the manufacturer to submit a 510(k) for the modified device. FDA could require the manufacturer to cease marketing the modified device during the pendency of the 510(k) clearance process.

Adverse Event Reporting and QSR Compliance

Following FDA approval of a PMA or 510(k) clearance, the device sponsor must submit reports to FDA regarding adverse events. Under the Medical Device Reporting regulation, manufacturers must report to the FDA if their device may have caused or contributed to a death or serious injury or if a malfunction occurred that would be likely to cause or contribute to a death or serious injury if it were to recur. For a PMA or Class II 510(k) device, the FDA also may require device tracking, and post-market surveillance to monitor the effects of an approved or cleared product. The FDA may also require post-market studies. In addition, quality-control, manufacture, packaging, and labeling procedures must continue to conform to the Quality System Requirements (QSR) after approval and clearance. FDA is required by the FDC Act to inspect device manufacturers every 2 years to assess compliance with the QSR, although FDA does not always adhere to this schedule. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with the QSR. The FDA may withdraw product approvals or recommend product recalls if a company fails to comply with regulatory requirements. FDA has the authority to conduct mandatory recalls, but that authority is rarely used.

Regulation of the Practice of Medicine and Telehealth in the United States

An important element of our direct-to-consumer approach is providing consumer access through telehealth platforms. The practice of medicine, including telehealth medicine, is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medical devices such as Plenity. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. However, as of now, interpretation of the state medical boards policy in all fifty states permit the prescribing of Plenity through telehealth platforms, and Plenity is being made available through telehealth platforms in all fifty states.

Advertising, Promotion, Anti-Kickback Statute, False Claims Laws, and Other Healthcare Regulatory Laws

A device may be marketed only for the indications for use for which it was approved or cleared.

In addition to FDA restrictions on marketing of devices, device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Regulatory Considerations for Outside the United States

In the European Union medical devices were previously regulated under Directive 93/42/EEC, also known as the Medical Device Directive, or MDD, and the implementing legislation in each Member State of the European Union, or EU. On May 25, 2017, Regulation 2017/745, also known as the Medical Devices Regulation, or MDR, entered into force. The MDR repealed the MDD and was, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The MDR has been fully applicable since May 26, 2021.

In order to be sold in the Member States of the EU, medical devices must comply with the essential requirements of the MDR (and previously, the MDD) and therefore be entitled to bear the Conformité Européene, or CE, marking, without which they cannot be sold. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The method of assessing conformity varies depending on the risk class of the device. Devices can fall under Class I (lowest risk), Class IIa, Class IIb and Class III (the highest risk). Except for low- risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the MDR, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the European Union to conduct conformity assessments, known as a notified body. Depending on the device’s class, the manufacturer may submit a Technical File to a notified body that demonstrates consistency with the essential requirements under the MDR. Class III devices also require submission of a Design Dossier. Demonstrating consistency with the MDR’s requirements may entail the manufacturer providing both pre-clinical as well as human data form clinical trials. The notified body’s assessment also may consist of an audit of the manufacturer’s quality system or specific testing of the manufacturer’s product. A number of notified bodies exist in Europe and the sponsoring company is responsible for choosing the notified body. The notified body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Under the MDR, conformity assessment certificates issued under the MDD prior to May 25, 2017 will remain valid in accordance with their term, however, certain requirements of the MDR will apply, including relating to post-market surveillance, vigilance and registration of economic operators and devices.

Certificates issued under the MDD from May 25, 2017 until May 25, 2021 will remain valid in accordance with their term, but shall not exceed five years and shall become void after May 26, 2024.

In order for devices to be sold in the EU, a quality management system, or QMS, must be put in place that is consistent with certain sets of standards set by the International Standards Organization, or ISO, such as ISO 13485. The QMS must be audited prior to Gelesis100 obtaining a CE mark. In the EU, manufacturing, sales, promotion and other activities following product approval are also subject to regulation by competent authorities.

Following the UK’s departure from the EU on January 31, 2020, the UK (which comprises Great Britain and Northern Ireland) continued to follow the same regulations as the EU during a transition period which ended on December 31, 2020. Now that this transition period has ended, all medical devices must be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA, before being placed on the Great Britain (GB) market. There is a grace period to allow time for compliance with the new registration process, with high risk devices (i.e. Class III devices and Class IIb implantables) requiring registration by May 1, 2021, and low risk devices requiring registration later in 2021 (Class IIb and IIa devices from September 1, 2021 and Class I devices from January 1, 2022). European CE marks will continue to be recognized in GB until June 30, 2023, following which a UKCA mark will be required for a medical device to be marketed in GB. The MDR will not automatically apply in GB, so the regulation of medical devices in GB may diverge from EU regulations in future. The EU regulatory framework on medical devices will, however, continue to apply in Northern Ireland under the Northern Irish Protocol and medical devices in Northern Ireland may either carry a European CE mark or a CE UKNI mark (although devices bearing the CE UKNI marking will not be accepted on the EU market).

Although some other countries outside of the United States and the EU may accept either FDA approval or a CE mark as a basis for regulatory approval, many countries, e.g., Japan, have their own requirements in order for a device to be marketed. In order to market its products in those countries, Gelesis would need to submit the appropriate applications and meet the requirements set by those regulatory agencies.

As is the case in the United States, the failure to comply with regulatory requirements in foreign countries subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. New information regarding the safety or effectiveness of a product could result in either increased regulatory requirements or change the ability of Gelesis to access markets.

License Agreements

One S.r.l.

In October 2008, we entered into a patent license and assignment agreement and master agreement with One S.r.l., or One, and certain inventors to license and subsequently purchase certain intellectual property, including core patents that cover our superabsorbent hydrogel technology. One and the inventors are bound by non-competition provisions, which prohibit them from developing, manufacturing or commercializing any product or process related to diet, weight loss, food products or obesity during the term of our agreement and for a year after its termination. Additionally, the inventors have agreed to assign to us certain future technology relating to food products that they develop during the term of the agreement, as well as other improvements to our existing intellectual property rights that result from certain activities they perform for us.

In October 2020, we last amended and restated the agreement with One, pursuant to which we are required to pay One a 2.0% royalty on net product sales and €17.5 million upon the achievement of certain milestones and pay royalties on future sales and/or a percentage of sublicense income.

China Medical System (CMS)

In June 2020, we and CMS Bridging DMCC, a subsidiary of China Medical Systems Holdings Limited, or CMS, entered into a set of licensing, collaboration, and investing agreements, or CMS Agreements, involving the license of our intellectual property to CMS in Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates, or the CMS Territory, and governing the supply of Plenity to CMS for sale in the CMS Territory. Under the terms of the CMS Agreements, we granted CMS an exclusive, transferable, sublicensable, and royalty-bearing license of our intellectual property to develop, import, register, manufacture, and commercialize Plenity, whether through online sales channels or offline sales channels during the term of the CMS Agreements. In accordance with the CMS Agreements, all legal and beneficial ownership of (i) all intellectual property rights relating to Plenity (including any data generated from the use of Plenity and other improvements) and (ii) all of the information provided or generated under the CMS Agreements or otherwise related to Plenity shall both ultimately belong to and remain vested with us. CMS must purchase Plenity at a markup of our cost of goods sold.

As consideration for the rights and licenses granted by to CMS under the CMS Agreements, CMS paid us a one-time, non-refundable and non-creditable upfront fee of $15.0 million and is required to pay a one- time, non-refundable, and non-creditable milestone payment of $5.0 million within thirty (30) days after the earlier of (i) the approval of marketing authorization of Plenity as a prescription product by the National Medical Products Administration, and (ii) the fifth (5th) anniversary of the CMS Agreements’ effective date. The CMS Agreements also contain commercial milestones of up to $388 million in the aggregate, due to us based on the achievement of annual net product revenue thresholds in the CMS Territory. Additionally, CMS will pay us royalties on net sales of all our products sold in the CMS Territory commencing January 1, 2022 through the expiration date of the CMS Agreements.

PureTech Health

In December 2009, we entered into a royalty and sublicense income agreement with PureTech Health LLC, or PureTech, under which we are required to pay PureTech a 2.0% royalty on net product sales received as a result of developing hydrogel-based products and technology using the intellectual property we license from PureTech. The royalty rate is subject to certain downward adjustments in the event we are required to pay third parties to obtain a license to intellectual property rights that are necessary for us to develop or commercialize our products. Our obligation to pay royalties to PureTech will terminate upon termination of our license agreement with One.

Trade Secrets

Our proprietary superabsorbent hydrogel technology is also protected as trade secrets, which cover a variety of aspects of our operations. Our trade secrets may include manufacturing operations and other business processes. We use a variety of means to protect our trade secrets, including entering into confidentiality agreement with employees and third parties.

Trademarks and Domain Names

We have trademark rights and registrations in our name, logo, and other brand indicia in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.gelesis.com, and www.myplenity.com.

Human Capital Resources

As of December 31, 2021, Gelesis employed 103 full-time employees and 10 consultants. We have never had a work stoppage, and none of our employees is represented by a labor organization. We consider our employee relations to be good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC's website.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Unless the context otherwise requires, all references in this “Risk Factors” section to “we,” “ us,” “ our,” “Company,” and “Gelesis” refer to Gelesis Holdings as it currently exists following the consummation of the Business Combination and to Legacy Gelesis as it existed prior to the consummation of the Business Combination.

Summary of Principal Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” in this Annual Report on Form 10-K, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of any investment in our securities:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	Gelesis is dependent on the success of its hydrogel technology for Plenity, which is currently its only marketed and FDA authorized product.
●	Plenity may cause undesirable side effects that could result in significant negative consequences, including product liability or other litigation, that may be costly to Gelesis and/or adversely impact the commercial success of Plenity. The broad prescription pharmaceutical and medical device market for overweight and obesity is strictly regulated. Several competitors have attempted unsuccessfully to generate significant, sustainable sales in that market.
●	Gelesis is, and will continue to be, subject to ongoing and extensive regulatory requirements. Any failure to comply with applicable laws and regulations, including those pertaining to the advertising and promotion of healthcare products, could expose Gelesis to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, and substantially harm Gelesis’ business.

●	Plenity is currently regulated as a medical device by the FDA and may become subject to similar or other therapeutic regulatory requirements outside the United States.
●	Recently enacted and future legislation may increase the difficulty and cost for us to further commercialize Plenity and any other products Gelesis may develop in the future and decrease the prices Gelesis may obtain for its approved products.
●	Gelesis is responsible for manufacturing Plenity and it currently has a validated and active commercial scale manufacturing facility that it is currently expanding, a fully functional pilot manufacturing site that can be quickly activated and land owned and zoned for commercial capacity expansion. Gelesis will continue to invest in manufacturing capacity at these sites and possibly build additional manufacturing sites to meet increased demand as Plenity is launched through new channels or in new markets. Gelesis’ inability to produce an adequate supply of Plenity, due to the loss of these facilities or other future facilities or any material limitation of production at these facilities, could materially and adversely impact the commercial growth and success of Plenity and, consequently, could cause Gelesis’ revenue, earnings or reputation to suffer.
●	There is no guarantee that Gelesis will be able to successfully commercialize Plenity through the channels, or in the markets, it is targeting or at all.
●	The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than Gelesis expects, or if it encounters negative publicity, Gelesis’ ability to fully commercialize Plenity and grow its business will be harmed.
●	Successful commercialization of Plenity is dependent on the willingness of the ultimate patient to pay out-of-pocket. If there is not sufficient patient demand for Plenity, Gelesis’ financial results and future prospects will be harmed.
●	Competing products and technologies could emerge, including pharmaceuticals, devices, and surgical procedures, that adversely affect Gelesis’ opportunity to generate sales of Plenity and achieve profitability.

Risks Relating to Intellectual Property Rights

●	If Gelesis is unable to adequately protect its proprietary technology or maintain issued patents that are sufficient to protect Plenity, or if competitors are able to market competitive products without infringing Gelesis’ protected intellectual property rights, others could compete against Gelesis in ways that would have a material adverse impact on Gelesis’ business, results of operations, financial condition and prospects.
●	Gelesis has licensed Plenity to third party partners (e.g. for launch in Greater China, including Mainland China, Hong Kong, Macau, and Taiwan) and has also granted limited licenses to practice patent rights for noncommercial, research purposes. Gelesis may continue to outlicense its intellectual property and may agree under certain circumstances to grant limited exclusive or non-exclusive commercial rights as well. There can be no guarantee that the third party’s activities will not in any way overlap or interfere with the commercialization of Plenity. Additionally, there is always the possibility that Gelesis may become dependent on obtaining access to third party intellectual property in connection with the commercialization of Plenity or for other new product candidates in the future.
●	Gelesis may infringe the intellectual property rights of others, which may prevent or delay its development efforts or stop Gelesis from commercializing or increase the costs of commercializing Plenity.
●	Gelesis may be involved in lawsuits to protect or enforce its patents, which could be expensive, time- consuming, and unsuccessful.
●	Issued patents covering Plenity could be found invalid or unenforceable if challenged in court.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing Gelesis’ ability to protect its products.

Risks Related to Our Business and Strategy

●	Gelesis will need to continue to develop and expand its company, and if it fails to manage such development and expansion effectively, its expenses could increase more than expected, its revenue may not increase sufficiently to generate sustainable profits and it may be unable to successfully execute on its growth initiatives, business strategies or operating plans.
●	Gelesis’ ability to identify, engage with, and retain Plenity patients is essential to its ability to grow and sustain its sales.
●	Gelesis relies on a limited number of channels for the distribution of Plenity, with a few qualified distributors currently accounting for substantially all of its revenue. The loss of one or more of such qualified distributors would materially harm its business.
●	Gelesis’ future success depends on its ability to retain its senior executive officers, and to attract and keep senior management and key scientific and commercial personnel.
●	Gelesis may not be successful in its efforts to identify or discover additional product candidates.
●	Gelesis faces potential product liability exposure and, if claims are brought against Gelesis, it may incur substantial liability.
●	If Gelesis does not continually enhance its brand recognition, increase distribution of Plenity, attract new patients and introduce new and innovative products, either on a timely basis or at all, its business may suffer.
●	Gelesis’ international operations for the supply chain of Plenity pose certain political, legal and compliance, operational, regulatory, economic and other risks to its business that may be different from or more significant than risks associated with its U.S. operations.
●	Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for Plenity.

Risks Related to Financial Position and Financing Needs

●	Gelesis is a commercial stage biotherapeutics company, but to date has generated limited product sales. Gelesis has incurred significant operating losses since its inception and anticipates that it will continue to incur continued losses for the next several years.
●	Gelesis may be unable to accurately forecast revenue and appropriately plan its expenses in the future.
●	In order to support its business, Gelesis has and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available on acceptable terms, if at all, and the failure to obtain this additional funding when needed may force Gelesis to delay, limit or terminate its product development efforts or other operations.

Risks Related to Gelesis’ Business and Industry

Risks Related to Product Development, Regulatory Approval and Commercialization

We are dependent on the success of our hydrogel technology for Plenity, which is currently our only marketed and FDA-authorized product.

Plenity is currently our only marketed FDA de novo authorized product and our business depends on the successful commercialization of Plenity. We may never be able to achieve widespread market acceptance of Plenity or, if we do, be able to develop additional indications for Plenity, which will require substantial additional clinical development, testing and regulatory approval before we are permitted to commercialize those indications. The manufacturing and marketing of Plenity is subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to market Plenity. Because our business is almost entirely dependent upon Plenity and our underlying hydrogel technology, any setback in our pursuit of commercialization of Plenity would have a material adverse effect on our business and prospects.

Plenity may cause undesirable side effects that could result in significant negative consequences, including product liability or other litigation, that may be costly to us and/or adversely impact the commercial success of Plenity.

Undesirable side effects caused by Plenity could cause us, the FDA or European regulatory authorities to interrupt, delay or halt the continued commercialization of Plenity and could result in more restrictive labeling, or withdrawal or limitations on Plenity’s marketing approval. To date, the main adverse events in patients taking Plenity have been bloating, flatulence, abdominal pain and diarrhea. However, there have been no serious adverse events attributed to Plenity and the difference in adverse events between Plenity and placebo has been negligible. If we or others identify other undesirable side effects caused by Plenity, a number of potentially significant consequences could result, including:

●	the FDA or European notified bodies may withdraw or limit their marketing approval of the product;
●	the FDA or European notified bodies may require the addition of labeling statements, such as a black box warning or a contraindication;
●	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
●	we may decide to remove the products from the marketplace;
●	we could be sued and held liable for injury caused to individuals using our product; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Plenity and could substantially increase the costs of commercializing the product and/or significantly impact our ability to successfully commercialize and generate product sales.

The broad prescription pharmaceutical and medical device market for overweight and obesity is strictly regulated.

Even though we obtained the required regulatory approval in the United States, our ability to generate product sales is dependent on our ability to market and sell Plenity, which depends upon the awareness and acceptance of Plenity among the medical community, including physicians and patients. If Plenity does not achieve an adequate level of acceptance by patients and physicians, we will not generate sufficient product sales of Plenity to become or remain profitable. Our efforts to educate the medical community about the benefits of Plenity may require significant resources and may never be successful.

We are, and will continue to be, subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

We are, and will continue to be, subject to ongoing FDA requirements and continued regulatory oversight and review, including routine inspections by the FDA of our manufacturing facilities and compliance with requirements such as the Quality System Regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; requirements pertaining to the registration of our manufacturing facilities and the listing of Plenity with the FDA; continued complaint, adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. The promotional claims we are, and will continue to be, able to make for Plenity are limited to the approved indications for use. We may also be subject to additional FDA post-marketing requirements. If we are not able to maintain regulatory compliance, we may not be permitted to market Plenity and/or may be subject to enforcement by the FDA such as the issuance of warning or untitled letters, the imposition of fines, injunctions, and civil penalties; the recall or seizure of products; the imposition of operating restrictions; and the institution of criminal prosecution. In addition, we will be subject to similar regulatory regimes in Europe for Plenity. Adverse EU Competent Authority or FDA action in any of these areas could significantly increase our expenses and limit our product sales and profitability.

The FDA and other regulatory authorities actively enforce the laws and regulations pertaining to the advertising and promotion of healthcare products. If we are found to have improperly promoted off-label uses, including for the use of an unapproved indication or in an unapproved age group or dosage, we may become subject to significant liability and corresponding litigation.

The FDA and European regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as Plenity. In particular, a medical device may not be promoted for uses that are not approved by the FDA or other regulatory authorities as reflected in the product’s approved labeling. For example, we are not allowed to make claims for Plenity pertaining to diabetes management or glycemic control in prediabetic and type 2 diabetic patients without approval of specific labeling regarding such use. Even though we received marketing approval for Plenity to aid in weight management in overweight and obese adults with a body mass index (kg/m2), or BMI, of 25 – 40, when used in conjunction with diet and exercise, physicians may nevertheless prescribe Plenity to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to enforcement action by the FDA, including warning or untitled letters. In addition, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of Plenity, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Healthcare laws and regulations expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, and our direct marketing strategy could enhance such exposure.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of Plenity. Any arrangements with third party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Plenity. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.
●	The federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.
●	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	The federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, require manufacturers of drugs, medical devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers. Some state laws require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring device manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing, with the reported information to be made publicly available on a searchable website.
●	Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including current or future activities to be conducted by our or a collaborator’s sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Plenity is currently regulated as a medical device by the FDA and may become subject to similar or other therapeutic regulatory requirements outside the United States.

Plenity is currently regulated by the FDA as a medical device and may become subject to similar or other therapeutic regulatory requirements outside of the United States. We expect to expand the sales of Plenity internationally, and as we do so we will also become subject to similar regulations by foreign governments. Government regulations specific to medical devices are wide ranging and govern, among other things:

●	product design, development and manufacture;
●	laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution;
●	premarketing clearance or approval or de novo authorization;
●	record keeping;
●	product marketing, promotion and advertising, sales and distribution; and
●	post-marketing surveillance, including reporting of deaths, serious injuries and product malfunctions, recalls, corrections and removals.

Before a new medical device, or a new intended use for a device in commercial distribution, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, unless an exemption applies; approval of a premarket approval, or PMA, application from the FDA; or de novo classification or authorization. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction will require the submission and approval by the FDA of a PMA application. However, the FDA can reclassify, or use “de novo classification” for, a device for which there was no predicate device if the device is low or moderate risk. The FDA will identify “special controls” that the manufacturer must implement, which often include labeling and other restrictions. Subsequent applicants can rely on the de novo product as a predicate for a 510(k) clearance. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals, authorizations, or clearances for new product offerings, if any, could have a material adverse effect on our business, financial condition and results of operations. Material modifications to the intended use or technological characteristics of Plenity may also require new 510(k) clearances, premarket approvals, or de novo authorizations prior to implementing the modifications, or require us to recall or cease marketing Plenity until these clearances, approvals or authorizations are obtained.

In addition, we are required to timely submit various reports with the FDA, including reports that Plenity may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business, financial condition and results of operations. Any corrective actions can be costly, time-consuming, and divert resources from other portions of our business. Furthermore, the submission of these reports could be used by competitors against us, which could harm our reputation.

The FDA and the FTC also regulate the advertising and promotion of Plenity and services to ensure that the claims we make are consistent with our marketing authorizations, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising are neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

Recently enacted and future legislation may increase the difficulty and cost for us to further commercialize Plenity and any other products we may develop in the future and decrease the prices we may obtain for our approved products.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our products, restrict or regulate post-approval activities, and affect our ability to profitably sell our approved products and any product candidates for which we obtain marketing approval.

In March 2010, the Patient Protection and Affordable Care Act, or ACA, was enacted into law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms.

Among the provisions of the ACA of importance to Plenity and other product candidates are the following:

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti- Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	requirements to report financial arrangements with physicians and teaching hospitals; and
●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to reform through legislation and executive orders by the previous U.S. presidential administration and to judicial challenges. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the ACA. The U.S. Supreme Court’s decision upheld most of the ACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011, or BCA, the American Taxpayer Relief Act of 2012, or ATRA, and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken.

However, the Medicare sequester reductions under the BCA have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products that obtain marketing approval. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost- containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from our products and product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop future product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product and product candidates, if approved;
●	our ability to receive or set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the amount of taxes that we are required to pay; and
●	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our approved products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product and product candidates, if approved. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.

We are responsible for manufacturing Plenity and currently has a validated and active commercial scale manufacturing facility that it is currently expanding, a fully functional pilot manufacturing site that can be quickly activated and land owned and zoned for commercial capacity expansion. We will continue to invest in manufacturing capacity at these sites and possibly build additional manufacturing sites to meet increased demand as Plenity is launched through new channels or in new markets. Our inability to produce an adequate supply of Plenity, due to the loss of these facilities or other future facilities or any material limitation of production at these facilities, could materially and adversely impact the commercial growth and success of Plenity and, consequently, could cause our revenue, earnings or reputation to suffer.

We have developed proprietary processes and manufacturing technologies for the production of Plenity. Our subsidiary, Gelesis S.r.l., operates manufacturing and research and development facilities in southern Italy that produce Plenity. These facilities are currently our sole supplier of Plenity and while we currently plan to quadruple the output of this facility in 2022 to meet the near term demands associated with the commercialization of Plenity there are no assurances that we will be able to do so successfully or at all.

Any performance failure by us could delay or otherwise adversely affect the commercialization of Plenity and we may encounter difficulties involving the production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Moreover, the ability to manufacture and supply Plenity adequately and in a timely manner is dependent on the uninterrupted and efficient operation of Gelesis S.r.l., which may be impacted by many manufacturing variables, including, but not limited to:

●	availability of raw materials from suppliers;
●	contamination of raw materials and components used in the manufacturing process;
●	capacity of our facilities or those of our contract manufacturers, if any;
●	the ability to adjust to changes in actual or anticipated use of the facility, including with respect to having sufficient capacity and a sufficient number of qualified personnel;

●	facility contamination by microorganisms or viruses or cross contamination;
●	compliance with regulatory requirements, including inspectional notices of violation and warning letters;
●	changes in actual or forecasted demand;
●	timing and number of production runs;
●	production success rates; and
●	timing and outcome of product quality testing.

In addition, we may encounter delays and problems in manufacturing Plenity for a variety of reasons, including accidents during operations, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental unrest or changes, social unrest, epidemics and pandemics, intentional misconduct or other factors inherent in operating complex manufacturing facilities. We may not be able to operate our manufacturing facility in a cost-effective manner or in a time frame that is consistent with manufacturing needs. If we cease or interrupt production or if other third parties fail to supply materials, products or services to us for any reason, such interruption could delay the commercial supply of Plenity, with the potential for additional costs and lost product sales. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs. If we encounter unexpected failures or difficulties in our manufacturing process or require amounts of Plenity in excess of our current estimates we may be unable to manufacture sufficient supplies to support its commercialization, which will adversely impact the growth and success of Plenity and, consequently, could cause our revenue, earnings or reputation to suffer.

Furthermore, we will also be subject to ongoing periodic inspection, which may be unannounced, by the FDA, corresponding state authorities and European regulatory authorities to ensure strict compliance with QSR requirements and other applicable government regulations and corresponding foreign standards. If we fail to maintain compliance or otherwise experience setbacks, we could be subject to enforcement action, including warning or untitled letters or civil or criminal penalties, the production of Plenity could be interrupted or suspended, or Plenity could be recalled or withdrawn, resulting in delays, additional costs and potentially lost product sales.

There is no guarantee that we will be able to successfully commercialize Plenity through the channels or in the markets it is targeting or at all.

The commercial success of Plenity depends upon the awareness and acceptance of Plenity among the medical community, including physicians and patients. Market acceptance of Plenity depends on a number of factors, including, among others:

●	Plenity’s demonstrated ability to aid in weight management in overweight and obese patients;
●	the perceived advantages and disadvantages of Plenity over existing products and other competitive treatments and technologies for weight management in overweight and obese patients;
●	the prevalence and severity of any adverse side effects associated with Plenity, such as bloating, flatulence, abdominal pain and diarrhea;
●	limitations or warnings contained in the labeling approved for Plenity by the FDA or certain European notified bodies;
●	availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;
●	the extent to which physicians prescribe Plenity;
●	the willingness of the target patient population to try new therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning our products or competing products and treatments;
●	pricing and cost effectiveness;
●	the effectiveness of our sales and marketing strategies; and
●	the willingness of patients to pay out-of-pocket in the absence of third party reimbursement.

If Plenity does not achieve an adequate level of acceptance by patients and physicians, we will not generate sufficient product sales of Plenity to become or remain profitable. Our efforts to educate the medical community about the benefits of Plenity may require significant resources and may never be successful.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, or if it encounters negative publicity, our ability to fully commercialize Plenity and grow our business will be harmed.

Our ability to fully commercialize Plenity and grow our business will depend, to a certain extent, upon the willingness of patients to use, and extent of their utilization of, telehealth services. The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue post- pandemic. Negative publicity concerning the telehealth market as a whole could limit market acceptance of, or ability to generate sales of, Plenity. If patients do not engage with Plenity through telehealth services then our ability to access potential patients and, accordingly, our market, may be limited, may develop more slowly than we expect, or may not develop at all. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit the use of telehealth services to access Plenity. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to market and sell Plenity through telehealth services in a particular jurisdiction is directly dependent on the applicable laws that govern remote healthcare and the practice of medicine and healthcare delivery in general in such jurisdiction, which are subject to changing political, regulatory and other influences that may restrict our use of telehealth services or otherwise negatively impact our business model and growth.

The ability of our qualified distributors to market and sell Plenity through telehealth services in a particular jurisdiction is directly dependent upon the applicable laws in such jurisdiction that govern remote healthcare and the practice of medicine and healthcare delivery in general in such jurisdictions, which are subject to changing political, regulatory and other influences. Some state medical boards have established rules or interpreted existing rules in a manner that may limit or restrict the ability of our qualified distributors to use telehealth services in connection with providing patients with access to Plenity or otherwise negatively impact our business model and growth.

Telehealth offers patients the ability to see a licensed medical professional for advice, diagnosis and treatment of routine health conditions on a remote basis, which has been particularly important during the COVID-19 pandemic. Due to the nature of this service and the provision of medical care and treatment by licensed medical professionals, certain of our qualified distributors and their physicians and healthcare professionals who prescribe our products via telehealth are and may in the future be subject to complaints, inquiries and compliance orders by national and state medical boards. Such complaints, inquiries or compliance orders may result in disciplinary actions taken by these medical boards against the licensed physicians who provide Plenity through these telehealth services, which could include suspension, restriction or revocation of the physician’s medical license, probation, required continuing medical education courses, monetary fines, administrative actions and other conditions and would, in turn, limit the distribution of Plenity and slow our commercialization efforts.

Due to the uncertain regulatory environment, certain states may determine that our qualified distributors and their affiliated physicians or healthcare professionals are in violation of their laws and regulations or such laws and regulations may change. In the event that we must remedy such violations, we may be required to modify how we utilize telehealth services, if at all, in connection with the distribution of Plenity in such states in a manner that undermines our business, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

In order to sell, market and distribute Plenity, we may enter into additional strategic collaborations with third parties. We have limited experience with such collaborations and if we have problems establishing these relationships, the commercialization of Plenity could be impaired.

We are continually evaluating changing consumer preferences and the competitive environment of the weight management industry and seeking out opportunities to improve our performance through the implementation of selected strategic collaborations. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes and drives the sale and distribution of Plenity. We may not be able to successfully implement our strategic collaborations and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic collaborations and we have limited experience implementing such arrangements with third parties. If we have problems establishing these relationships or executing thereunder, the commercialization of Plenity could be impaired.

Successful commercialization of Plenity is dependent on the willingness of the ultimate patient to pay out-of-pocket. If there is not sufficient patient demand for Plenity, our financial results and future prospects will be harmed.

We cannot be certain that third party reimbursement will be available for Plenity, and, if reimbursement is available, the amount of any such reimbursement. As a result, we expect that our success will be dependent on the willingness of patients to pay out-of-pocket for Plenity. The decision by a patient to elect to undergo treatment with Plenity may be influenced by a number of factors, such as:

●	the success of any sales and marketing programs, including direct-to-consumer marketing efforts, that we, or any third parties we engage, undertake, and as to which we have limited experience;
●	the extent to which physicians prescribe Plenity for their patients;
●	the extent to which Plenity satisfies patient expectations;
●	the cost, safety, and effectiveness of Plenity as compared to other treatments; and
●	general consumer confidence, which may be impacted by economic and political conditions.
●	Our financial performance will be materially harmed if we cannot generate significant patient demand for Plenity.

Competing products and technologies could emerge, including pharmaceuticals, devices and surgical procedures, that adversely affect our opportunity to generate sales of Plenity and achieve profitability.

The biotechnology, pharmaceutical and medical device industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Competitors may invest heavily to quickly discover and develop products that could make Plenity obsolete or economically disadvantageous. Competitors may also choose to develop a substantial equivalent of Plenity and obtain clearance through the FDA’s 510(k) clearance process, taking advantage of our investment and work. A new product that competes with Plenity may need to demonstrate that it is substantially equivalent to Plenity or that it has compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful, which if demonstrated, could adversely affect our sales of Plenity and, therefore, our profitability. Competing products, whether substantially equivalent or not, may also be sold at lower prices. This and other competitive factors could force us to lower prices or could result in reduced sales. In addition, products developed by others could emerge as competitors to Plenity. If we are not able to compete effectively against our competitors, our financial condition and operations will suffer.

Our competitors in the obesity market include drugs that are FDA-approved and currently marketed for the treatment of obesity. Plenity primarily competes with orlistat, phentermine/topiramate and naltrexone/ bupropion, three orally administered, marketed pharmaceutical products in the United States for the treatment of obesity, and several older products, indicated for short-term administration, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Orlistat is marketed in the United States by Roche Group under the brand name Xenical and over-the-counter under the brand name alli, at half the prescribed dose, by GlaxoSmithKline. Vivus, Inc. also has a combination product, phentermine/ topiramate, which is marketed under the trade name Qsymia, Further, Orexigen Therapeutics, Inc. received FDA approval of naltrexone/bupropion which is marketed under the brand name Contrave in the United States and has also received marketing approval under the name Mysimba in the European Union. Plenity also competes with injectable pharmaceutical obesity therapies, including Saxenda and Wegovy marketed by Novo Nordisk. In addition, other approaches which utilize various implantable devices or surgical tools marketed by Apollo EndoSurgery, Inc., Obalon Therapeutics, Inc., Aspire Bariatrics, Inc., Scientific Intake Limited Co., and BioEnterics Corporation.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitors also may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Risks Related to Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect Plenity, or if competitors are able to market competitive products without infringing our protected intellectual property rights, others could compete against us in ways that would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies without infringing on our intellectual property rights and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability.

As of December 31, 2021, we own nine families of patents and patent applications relating to our hydrogel technology, two of which are directed to methods of treating obesity and reducing caloric intake using certain hydrogels, the hydrogel composition in Plenity and methods of producing hydrogels. The issued U.S. patents in these two families have expiration dates or projected expiration dates ranging from 2028 to 2033. We cannot provide any assurances that competitors will practice the claims in our issued patents, or that claims in our issued patents are valid. Further, we cannot provide any assurances that the scope of the claims is sufficient to protect Plenity or its uses or that competitors will practice the claims. In Europe, there are additional issued patents directed to the hydrogel in Plenity, its production and uses of certain hydrogels to treat obesity and reduce caloric intake. In one of the seven other patent families, we have pending applications directed to treating overweight and obesity with certain hydrogels that are projected to expire in 2035.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect Plenity, that they will be sufficient to prevent competitors from marketing competitive products or that any indications obtained for Plenity, now or in the future, will be protected by any issued or future claim. Other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology, pharmaceutical and medical device companies, including our patent position, involve complex legal and factual questions and, therefore, the issuance, scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patent law is continually evolving and rapidly changing, creating uncertainty and risk. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented or it may be determined that competitive products do not infringe upon our rights. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review proceedings, post-grant review proceedings and challenges in district court. Patents may also be subjected to opposition, post-grant review, or comparable proceedings lodged in various foreign, both national and regional, patent offices.

These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we own may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize Plenity.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability, and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar or equivalent products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. We also may encounter significant problems in protecting our proprietary rights in foreign countries. If these developments were to occur, they could have a material adverse effect on our sales.

Our ability to enforce our patent rights depends on the scope of our claims and our ability to detect infringement. It is difficult to detect infringers who do not advertise the components of their products or how they are made. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s potential competitor’s product or methods of production. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Third parties may also assert claims that they do not practice our patents and seek a determination of non-infringement.

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering Plenity are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect Plenity;
●	any of our pending patent applications will issue as patents;
●	we will be able to successfully commercialize Plenity, before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be found to ultimately be infringed;
●	any of our patents will be found to ultimately be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	that our commercial activities or products will not infringe upon the patents of others.

We also rely upon unpatented trade secrets, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us and have non-compete agreements with some, but not all, of our consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors, which could adversely affect our business, financial condition and results of operations.

We have licensed Plenity to third party partners (e.g. for launch in Greater China, including Mainland China, Hong Kong, Macau, and Taiwan) and have also granted limited licenses to practice patent rights for noncommercial, research purposes. We may continue to out-license our intellectual property and may agree under certain circumstances to grant limited exclusive or non-exclusive commercial rights as well. There can be no guarantee that the third party’s activities will not in any way overlap or interfere with the commercialization of Plenity. Additionally, there is always the possibility that we may become dependent on obtaining access to third party intellectual property in connection with the commercialization of Plenity or for other new product candidates in the future.

We have acquired certain patent rights that cover Plenity and these rights impose various obligations on us, including a requirement to make certain milestone and royalty payments and to prosecute and maintain the patent rights. We have also granted a non-exclusive license to practice the patent rights for noncommercial, research purposes, and we have agreed under certain circumstances to grant an additional non-blocking license for the development and commercialization of certain drug delivery products that do not include any composition of matter that is claimed by the patent rights, exclusive of products relating to obesity, weight loss, diabetes, metabolic diseases, GI disorders, laxatives and liquid removal. While we believe that the scope of any non-blocking license will be clearly distinct from our field of interest, there can be no guarantee that a disagreement will not arise over a particular product area, or that such a disagreement could not materially and adversely impact our business. In addition, we have also granted an exclusive, transferable, sublicensable, and royalty-bearing license of our intellectual property to develop, import, register, manufacture, and commercialize Plenity in Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates.

Additionally, under these agreements, such third parties have agreed to assign to us certain future technology relating to food products that they develop during the term of the agreements, as well as other improvements to our existing intellectual property rights that result from activities they perform under the agreements. There can be no guarantee, however, such third parties will not attempt to act contrary to such obligations or that, if they do, we would succeed in a legal action to stop them from doing so.

We may be required to enter into additional license(s) to use third party intellectual property that we find necessary or useful to our business, or because that third party owner asserts we are infringing on such third party intellectual property. In such a case, even if we are successful in obtaining terms that are commercially reasonable, such a future licensor might also allege that we have breached our license agreement and may accordingly seek to terminate our license with them or may insist on the right to terminate such a license at will. If successful, any such termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

We may infringe the intellectual property rights of others, which may prevent or delay our development efforts or stop us from commercializing or increase the costs of commercializing Plenity.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The medical device, pharmaceutical and biotechnology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that Plenity or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing Plenity or our other product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

●	cease selling or otherwise commercializing Plenity;
●	pay substantial damages for past use of the asserted intellectual property;
●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
●	in the case of trademark claims, redesign or rename Plenity to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents or other intellectual property. For example, each of our patents and patent applications names one or more inventors affiliated with other institutions, any of whom may assert an ownership claim. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Common Stock.

Issued patents covering Plenity could be found invalid or unenforceable if challenged in court.

If we initiated legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, indefiniteness or non-enablement.

Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they do not cover Plenity or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on Plenity. Such a loss of patent protection would have a material adverse impact on our business.

We do not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on Plenity and any other product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and we did not pursue intellectual property rights in some countries outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as in other jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is limited. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals and medical devices, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

The United States has implemented the America Invents Act of 2011, which was wide-ranging patent reform legislation. Further, the Federal Circuit and the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, such as with respect to patent claims using “consisting essentially of” transitional language. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

We may be subject to damages resulting from claims that we, our employees, consultants or third parties we engage to manufacture our products have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at pharmaceutical companies and other medical device companies, including our potential competitors, in some cases until recently. We may be subject to claims that we, our employees, consultants or third parties have inadvertently or otherwise used or disclosed alleged trade secrets or proprietary information of these former employers or competitors. In addition, we may be subject to claims that we caused an employee to breach the terms of his or her non-competition or non- solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction for our management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with third parties. A loss of key personnel or their work product could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business and Strategy

We will need to continue to develop and expand, and if we fail to manage such development and expansion effectively, our expenses could increase more than expected, our revenue may not increase sufficiently to generate sustainable profits and we may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

As of December 31, 2021, we had 103 full-time employees and 10 consultants and we expect to continue to increase the number of our administrative employees. We also plan to expand the scope of our operations including the development of a commercial-scale manufacturing line and hiring manufacturing staff. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage such development and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the commercialization of Plenity, and we may not be able to sufficiently increase our revenue to generate sustainable profits. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our product sales could be reduced, and we may not be able to successfully execute on our growth initiatives, business strategies or operating plans. Our future financial performance and our ability to commercialize Plenity and compete effectively will depend in part on our ability to effectively manage the future development and expansion of our company.

Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market generally or markets in which we intend to offer Plenity, our future growth opportunities may be limited.

Data regarding the size and potential growth of the addressable market for weight management and weight loss solutions, generally, and the size of the target market for Plenity, specifically in the United States, is based upon, in part, internal estimates, forecasts and information obtained from independent trade associations, industry publications and surveys and other independent sources, proprietary research studies and management’s knowledge of the industry, and is subject to significant uncertainty and is based on assumptions that may not prove accurate. While these estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, they may not be accurate and are subject to change. If we have overestimated the size of the addressable market for Plenity, including within the markets in which we intend to offer Plenity, our future growth opportunities may be limited.

Our ability to identify, engage with and retain Plenity patients is essential to our ability to grow and sustain our sales.

Sales of Plenity are our sole source of revenue, and our future growth depends upon our ability to identify, engage with, retain and grow our patient base and audience. To do so will require us to address changing consumer demands and developments in technology and improve Plenity, including by developing additional indications, while continuing to provide our distributors and patients with guidance and inspiring them on their weight management journeys by providing a product that provides meaningful results. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our patient base or that we will be able to do so without taking steps such as reducing pricing or incurring manufacturing costs that would affect our revenues, margin and/or profitability.

We depend on a limited number of third-party suppliers, and the loss of any of these suppliers or their inability to provide us with an adequate supply of materials or distribution could harm our business.

We rely on a limited number of third party suppliers to provide certain components for the hydrogel technology utilized in the manufacture of Plenity as well as related packaging for Plenity. The supply and price of these components are subject to market conditions and are influenced by many factors beyond our control, including pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, weather patterns affecting component production, governmental programs and regulations, labor disruptions, and inflation. Although we strive to maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such components and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our component, production and delivery costs. The prices charged for Plenity may not reflect changes in our component, packaging material, freight, tariff and energy costs at the time they occur, or at all.

The loss of key supply sources, for any reason, our inability to obtain necessary quantities of components and packaging materials or changes in freight or energy costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations and cash flows. If we fail or are unable to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our business, financial condition, results of operations and cash flows could be adversely affected.

We rely on a limited number of channels for the distribution of Plenity, with a few qualified distributors currently accounting for substantially all of our revenue. The loss of one or more of such qualified distributors would materially harm our business.

For the years ended December 31, 2020 and 2021, respectively, we relied on three customers or distributors for the distribution of Plenity accounting for 100% of our revenue. We also rely on our reputation and recommendations from key qualified distributors in order to promote Plenity to potential new patients. The loss of any of our key qualified distributors, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new users. In addition, mergers and acquisitions involving our qualified distributors could lead to cancellation or non-renewal of our contracts with those distributors or by the acquiring or combining companies, thereby reducing the number of our existing and potential distributors, which would materially harm our business.

If our existing qualified distributors do not continue or renew their contracts with us, renew at lower price levels or decline to purchase additional amounts of Plenity from us, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing qualified distributor contracts and sales of Plenity to existing distributors. As part of our growth strategy, for instance, we have recently focused on the distribution of Plenity through telehealth services as well as using our sales force to drive sales of Plenity. As a result, increasing sales of Plenity is critical to our future business, revenue growth and results of operations.

Factors that may affect our ability to increase sales of Plenity include, but are not limited to, the following:

●	the price, performance and safety of Plenity;
●	the availability, price, performance and functionality of competing solutions;
●	changes in healthcare laws, regulations, enforcement of such laws and regulations, or other trends; and the business environment of our qualified distributors.

We enter into exclusive supply and distribution agreements with our qualified distributors. Most of our distributors have no obligation to renew their contracts with us after the initial term expires. In addition, our distributors may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these distributors. Our future results of operations also depend, in part, on our ability to expand the number of our distributors. If our distributors fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

Our future success depends on our ability to retain our senior executive officers and to attract and keep senior management and key scientific and commercial personnel.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Yishai Zohar, our Chief Executive Officer and President, as well as other employees and consultants. Although none of these individuals has informed us to date that he intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful commercialization of Plenity and the development of future product candidates.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology, pharmaceutical and medical device field is intense, and we face competition for the hiring of scientific and clinical personnel from other biotechnology and pharmaceutical companies, as well as universities and research institutions. In addition, the consultants and advisors, including scientific and clinical advisors, upon whom we rely to assist us in formulating our research development and commercialization strategy, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, we will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, if at all.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products using our proprietary hydrogel technology. Although Plenity is currently in the early stages of commercialization, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and European regulatory authorities, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, as well as the Foreign Corrupt Practices Act, or FCPA, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability exposure and if claims are brought against us, we may incur substantial liability.

The sale of Plenity exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with Plenity. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities.

In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

●	withdrawal of patients from our clinical trials;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for Plenity or any future product candidates following marketing approval, if obtained;
●	damage to our reputation and exposure to adverse publicity;
●	increased FDA warnings on product labels;
●	litigation costs;
●	distraction of management’s attention from our primary business;
●	loss of sales; and
●	the inability to successfully commercialize Plenity or any future product candidates, if approved.

Our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive.

Significant judgments have been awarded in class action lawsuits based on drugs and medical devices that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline, and if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

If the weight management industry is subject to adverse publicity, our business could be harmed.

Unfavorable publicity regarding, for example, the weight management industry, the healthcare industry, litigation or regulatory activity, the actions of the entities included or otherwise involved in our platform, negative perceptions of Plenity, our hydrogel technology, pricing, our data privacy or data security practices, telehealth services or our revenue could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on our ability to attract and retain consumers, patients, business partners or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.

If the perception of our brands or business reputation is damaged, customers and the ultimate user may not purchase Plenity, which could materially and adversely affect our business, financial condition and results of operations.

We are building our reputation on the efficacy of Plenity and the high-quality nature of the product, its availability and the limited side effects. We must protect and expand on the value of Plenity to continue to be successful in the future. Any incident that erodes consumer or patient affinity for Plenity could significantly reduce our value and damage our business. For example, negative third-party reports regarding Plenity, related side effects or the quality and availability of the product generally, whether accurate or not, may adversely affect consumer and patient perceptions, which could cause our value to suffer and adversely affect our business. In addition, if we are forced or voluntarily elect to recall Plenity or there are other regulatory actions taken with respect to Plenity, the public perception of the quality, safety and efficacy of Plenity may be diminished. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, such as public health concerns, illness, safety, security breaches of personal information or employee information, employee-related claims relating to alleged employment discrimination, health care and benefits issues or government or industry findings about our retailers, distributors, manufacturers or others across the industry supply chain.

As part of our marketing initiatives, we have contracted with certain public figures to market and endorse our products. While we maintain specific selection criteria and are diligent in our efforts to seek out public figures that resonate genuinely and effectively with our consumer audience, the individuals we choose to market and endorse Plenity may fall into negative favor with the general public. Because our consumers may associate the public figures that market and endorse Plenity with us, any negative publicity on behalf of such individuals may cause negative publicity about us and Plenity. This negative publicity could materially and adversely affect our brands and reputation and our revenue and profits.

A significant interruption in the operations of our third-party partners could potentially disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

We rely on Roman Health Pharmacy LLC to provide our members with access to telehealth services and we partner with GoGoMeds to provide online pharmacy access to Plenity for non-telehealth patients. Although our ability to attract, retain, and serve our members is significantly dependent upon the reliable performance of our third party partners and their respective underlying information technology, we have limited control over their operations. Any significant disruption of their operations, whether as a result of general market or economic conditions, the failure of their equipment or information technology systems, a breach of data security or unauthorized disclosures of sensitive data, such as personally identifiable information or individually identifiable health information, could result in a decrease in consumer demand for Plenity. In addition, any disruption in the operations of our business partners could subject us to reputational damage and have a material adverse effect on our business, financial condition and results of operations.

Negative information, including inaccurate information about us on social media, which may include information attributable to spokespersons with whom we have a relationship, may harm our reputation and brand, which could have a material adverse effect on our business, financial condition and results of operations.

There has been a marked increase in the use of social media platforms and similar channels, including the use of celebrity endorsements or spokespersons with whom we may have a relationship with, that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and Plenity may be posted on such platforms at any time. Negative views regarding Plenity and its efficacy may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

We must expend resources to maintain consumer awareness of Plenity, build brand loyalty and generate increasing sales. Our marketing strategies and channels will evolve and our programs may or may not be successful.

To remain competitive and expand, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness of Plenity, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market or new indications for Plenity, when and if available, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media, celebrity promotions and web-based channels, which may not prove successful and may have a negative impact on perception of Plenity or reduce market acceptance of Plenity. An increase in our marketing and advertising efforts may not maintain or increase our current reputation, or lead to increased brand awareness. Moreover, we may not maintain current awareness of our brand due to any potential fragmentation of our marketing efforts as we continue to focus on a particular target market for weight management patients. Our inability to increase or maintain sales of Plenity could negatively impact our ability to develop other indications for Plenity as well as other product offerings, which may have an adverse effect on our business, financial condition and results of operations.

If we do not continually enhance our brand recognition, increase distribution of Plenity, attract new patients and introduce new and innovative products, either on a timely basis or at all, our business may suffer.

The weight management industry is subject to rapid and frequent changes in consumer demands and preferences. Because consumers are constantly seeking new products and strategies to achieve their weight goals, our success relies heavily on our ability to enhance our brand awareness through the increased distribution of Plenity, by attracting new patients and by continuing to develop and market new and innovative products that build on Plenity’s commercialization. Since Plenity is currently our only product offering, our ability to generate sales of Plenity and for it to achieve widespread market acceptance is essential to the success of our business. To respond to new and evolving consumer demands and preferences, continue to enhance brand recognition and keep pace with new weight management, technological and other developments, we must constantly introduce new and innovative products into the market, after regulatory approval, some of which may not be accepted by consumers, or may not be achieved in a timely manner that allows us to build off of the commercialization of Plenity. If we cannot commercialize Plenity or other new products, our revenue may not grow as expected, which would materially and adversely affect our business, financial condition and results of operations.

If our security measures fail or are breached and unauthorized access to personal information and data is obtained, we may incur significant liabilities, our reputation may be harmed and we could lose sales, customers and patients.

Breaches of data security, website defacements and other malicious acts, which are increasingly negatively impacting companies, could result in unauthorized access to personal information or data, or cause interruptions to our manufacturing and supply chain for Plenity and therefore, limited supply of Plenity and access thereto. Such unauthorized access or interruptions could cause us to incur significant liabilities, harm our reputation, and may result in a decrease in sales and/or the loss of existing or potential customers and patients. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and utilize personal information and data, and it is critical that we do so in a secure manner to maintain the integrity of such personal information and data as well as to comply with applicable regulatory requirements and contractual obligations.

We also have outsourced the majority of elements that comprise our information technology infrastructure and, as a result, we manage multiple independent vendor relationships with third parties who may or could have access to the personal information and data that we collect. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to security breaches. While we have invested, including by maintaining cybersecurity insurance coverage, and developed systems and processes designed to protect such proprietary or customer information or data, these measures are costly, and there can be no assurance that our efforts will prevent service interruptions or security breaches.

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, the Health Insurance Portability and Accountability Act (HIPAA), and other relevant statutes, as well as in Europe, including the European Genera Data Protection Regulation, which took effect in May 2018. These laws also typically include notification obligations and impose significant penalties and potential liability for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Many U.S. states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across U.S. and foreign jurisdictions could present compliance challenges, and any failures to comply with such requirements may have an adverse effect on our business or results of operations.

Further, many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience, or in certain cases suspect, a security breach and such notice or public disclosure is required in the future, our reputation, brands and business may be harmed.

Prospective and existing customers and patients may have concerns regarding our use of personal information or data collected on our website, such as weight management information, financial data, email addresses and home addresses. These privacy concerns could keep customers and patients from using our website or purchasing Plenity, and third parties from partnering with us.

While no cybersecurity breach or attack to date has had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, the transmission of computer viruses, or similar malware, could adversely affect our information technology systems and harm our business operations. As a result, it may become necessary to expend significant additional amounts of capital and other resources to protect against, or to alleviate, problems caused by security breaches. These expenditures, however, may not prove to be a sufficient protection or remedy and our business, financial condition and results of operations could be materially and adversely impacted.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is licensed from or maintained by third parties to operate our websites, to access Plenity and other services and products to support our business operations, including our manufacturing and supply chain operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity and the failure of our third-party providers to provide continuous and uninterrupted service. Such disruptions would be most impactful if they reduced accessibility to Plenity, including by delaying or halting the manufacture of Plenity and access to our supply chain. While we maintain disaster recovery capabilities to return to normal operation in a timely manner and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have an adverse impact on our business.

As a result of such possible defects, failures, interruptions or other problems, Plenity could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brands. Any failure of our technology or systems could result in an adverse impact on our business.

We may acquire businesses or products or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that following any such acquisition we will achieve the expected synergies to justify the transaction.

Our international operations for the supply chain and manufacture of Plenity pose certain political, legal and compliance, operational, regulatory, economic and other risks to our business that may be different from or more significant than risks associated with our U.S. operations.

The international nature of our operations for the supply chain and manufacture of Plenity involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation and political and social instability in the countries in which we operate; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. Foreign regulations may also restrict our ability to operate in some countries, acquire new businesses or repatriate cash from foreign subsidiaries back to the United States. If we expand our operations into additional foreign countries, we may be subject to additional risks, including the ability to successfully adapt to local culture and navigate regulatory, economic, political, social and intellectual property risks. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

Inflation could adversely affect our financial results.

If inflation continues or worsens, it could negatively impact us by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

Foreign currency exchange rate fluctuations could adversely affect our business, financial condition and results of operations.

A significant portion of our operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our operating costs, net income and shareholders’ equity to fluctuate and could adversely affect our business, financial conditions and results of operations.

Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for Plenity.

The weight management and wellness industry is highly competitive. We compete against a wide range of providers of weight management services and products and wellness industry participants. Our competitors include: commercial weight management programs; weight loss and wellness apps; surgical procedures; the pharmaceutical industry; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or expand their current offerings or advertising and marketing programs. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for Plenity.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost, social media presence and sentiment, consumer trends, the digital platform, content and user experience and perception of the efficacy of the product offerings. Moreover, consumers can, and frequently do, change approaches easily and at little cost. Any decrease in demand for Plenity may adversely affect our business, financial condition or results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could have a material adverse effect on our operations.

Changes in federal, state, local or foreign tax law or interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

We are subject to taxation at the federal, state and local levels in the U.S. and other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability, financial condition, results of operations or cash flows. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates. We are subject to ongoing and periodic tax audits and disputes in various jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows.

Global economic, political and social conditions and uncertainties in the markets that we serve, including risks and uncertainties caused by the COVID-19 pandemic, may adversely impact our business.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including risks and uncertainties caused by the COVID-19 pandemic, including, weakened demand for any of our future products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in supply disruption or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our ability to make, move and sell products in coordination with our suppliers, manufacturer and business partners is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, fire, explosion, cyber-attacks, terrorism, strikes, repairs or enhancements at facilities manufacturing or delivering Plenity or other reasons could impair our ability to manufacture, sell or timely deliver Plenity to customers and patients.

We rely on a limited number of third party suppliers to provide certain components and packaging materials, and currently have two manufacturing facilities in southern Italy. Adverse events affecting such suppliers or manufacturers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a component or packaging material is sourced from a single location or supplier or produced by a single manufacturer, could adversely affect our business, financial condition, results of operations and/or require additional resources to restore our supply chain or manufacturing capabilities, as applicable.

Risks Related to Financial Position and Financing Needs

We are a commercial stage biotherapeutic company, but to date have generated limited product sales. We have incurred significant operating losses since our inception and anticipate that we will continue to incur continued losses for the next several years.

We are a commercial stage biotherapeutics company and to date we have funded our operations through proceeds from collaborations, the issuance of common stock and convertible preferred stock, the issuance of convertible and non-convertible debt and non-dilutive grants received from government agencies. We have incurred losses in each year since our inception, other than fiscal 2013. Our net loss was $93.3 million and $25.9 million for the years ended December 31, 2021 and 2020, respectively, and we had an accumulated deficit of $265.4 million and $171.8 million as of December 31, 2021 and 2020, respectively. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to incur increasing levels of operating losses over at least the next several years. We expect to continue to incur significant sales and marketing expenses and additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with commercializing Plenity and developing any future product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product sales. To date, we have generated limited product sales of Plenity, and we do not know when or if we will generate meaningful product sales from Plenity. Our ability to generate product sales depends on a number of factors, including, but not limited to, our ability to:

●	commercialize Plenity by developing a sales force or entering into collaborations with third parties;
●	achieve market acceptance of Plenity in the medical community and with patients, many of whom could be required to pay out-of-pocket for Plenity; and
●	supplement our clinical scale to meet demand in a facility owned or leased by us or by a strategic collaboration partner or third-party manufacturer.

We expect to incur significant sales and marketing costs as we commercialize Plenity and we may not achieve profitability soon after generating product sales, if ever, and we may be unable to continue operations without continued funding. Failure to successfully commercialize Plenity would materially harm our business, financial condition and results of operations.

We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on our ability to fully commercialize Plenity, including our ability to quickly and efficiently scale production thereof, which remains uncertain. Additionally, our business is affected by general economic and business conditions around the world, including the impact of the COVID-19 pandemic. A softening in income, whether caused by changes in consumer preferences or a weakening in global economies, may result in decreased demand for Plenity or our ability to generate adequate supply of Plenity, which in turn would negatively impact our revenue levels and make it increasingly difficult to achieve and maintain profitability. If so, and we are unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in the commercialization of Plenity, we could experience lower net income or greater net loss in a given quarter than expected.

In order to support our business, we have and may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital may not be available on acceptable terms, if at all, and the failure to obtain this additional funding when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently commercializing Plenity. Manufacturing and marketing our hydrogel technology is expensive and, accordingly, we expect our manufacturing and marketing expenses to increase substantially in connection with our ongoing commercialization activities. Depending on the progress we make in manufacturing and selling Plenity, we may require additional capital to fund our growth and operating needs. We will also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for Plenity or otherwise expand more rapidly than we presently anticipate.

As of December 31, 2021 and 2020, our cash and cash equivalents and marketable securities were $28.4 million and $72.1 million, respectively. Upon the close of the Business Combination in January 2022, we received approximately $105 million of gross proceeds to fund our operations. Due to a significant number of redemptions associated with the Business Combination, we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these sources. We will require additional capital to commercialize

Plenity and to develop and commercialize any future product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital through debt or equity financings if market conditions are favorable or if we have specific strategic considerations. There can be no assurance that such debt or equity financings will be available on acceptable terms or will be able to be completed at all.

If we are unable to obtain funding on a timely basis, or at all, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of Plenity or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

There were a significant number of redemptions in connection with the Business Combination and if we are not successful in implementing an alternative business plan and/or raising additional capital in a timely manner, we may have insufficient cash and liquidity to pay operating expenses and other obligations. Any such event would have a material adverse effect on our business and financial condition.

Prior to the Closing of the Business Combination, holders of 26,844,777 shares of CPSR Class A Common Stock exercised their right to redeem such shares for cash at a price of approximately 10.00 per share for aggregate payments of $268,646,943. Due to the significant number of redemptions, we expect to implement an alternative business plan, prioritizing short-term working capital needs such as investments in raw materials and finished goods as well as investments in sales and marketing, and delaying certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We expect to reduce and optimize investments in sales and marketing, prioritizing investments in high return and high exposure mediums. We may seek out alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the full commercial launch of Plenity. We expect these actions will enable appropriate liquidity to manage risk and uncertainty over the next year and beyond and enable us to execute our business plan based on the level of our financial resources at Closing and available financing alternatives and further enable us to direct funding to the full commercial launch of Plenity. These changes to the execution of our business plan based on the significant number of redemptions made in connection with the Closing of the Business Combination may impact the growth of Plenity sales and the pace of acquisition and retention of consumers. We may need to raise additional capital to fund our operations and our business plan. There can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure.

Raising additional funding in the future may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity and debt offerings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in us will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to Plenity, our intellectual property or future revenue streams or grant licenses on terms that are not favorable to us.

Our ability to use our net operating loss carryforwards and certain tax credit carry forwards may be subject to limitation.

We had federal and state net operating loss carryforwards of $184.6 million (federal) and $168.4 million (state), as of December 31, 2021. Our federal net operating loss carryforwards begin to expire in 2027, and our state net operating loss carryforwards began to expire in 2015. Under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and research and development tax credit carryforwards before they expire. These limitations, whether as the result of the Business Combination, the PIPE Financing, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us hereafter, could have a material adverse effect on the amount of net operating losses we can utilize to offset future taxable income.

Risks Related to Ownership of Our Common Stock

An active trading market for our Common Stock may never develop or be sustained, which may make it difficult to sell the shares of our Common Stock you purchase.

An active trading market for our Common Stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of our Common Stock at an attractive price (or at all). The market price of our Common Stock may decline below your purchase price, and you may not be able to sell your shares of our Common Stock at or above the price you paid for such shares (or at all).

The price of our Common Stock may be volatile, and you could lose all or part of your investment.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Our control, including limited trading volume. These factors include:

●	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers or its manufacturing plans;
●	Our ability to generate sufficient patient demand for its product and product candidates;
●	Our inability to establish collaborations, if needed;
●	Our failure to commercialize its product candidates;

●	departures of key scientific, commercial or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	Our ability to effectively manage its growth;
●	actual or anticipated variations in quarterly operating results;
●	Our cash position;
●	Our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our Common Stock by us or our shareholders in the future;
●	trading volume of our Common Stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or shareholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NYSE and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

Our Common Stock and Public Warrants are listed on the NYSE. If we fail to satisfy the continued listing requirements of the NYSE, such as the round lot holders requirements, the NYSE may take steps to delist our Common Stock and/or Public Warrants. If the NYSE delists our securities for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	limited availability of market quotations for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Such a delisting would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing requirements.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We will not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to the Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan and future exercise of registration rights, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including expanding commercial operations, self-commercialization of our products in new markets, conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell shares of our Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell shares of our Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Common Stock.

Pursuant to the Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan (the “Equity Incentive Plan”), we are authorized to grant equity awards to our employees, directors and consultants. Initially, the aggregate number of Common Stock that may be issued pursuant to share awards under the Equity Incentive Plan is equal to eight percent (8%) of the fully diluted shares of Common Stock as of immediately following the Effective Time. The Equity Incentive Plan also provides that the number of shares of Common Stock reserved for issuance thereunder will automatically increase annually on the first day of each calendar year, beginning on January 1, 2023, by an amount equal to four percent (4%) of the number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year or such lesser amount as determined by the administrator of the Equity Incentive Plan. Unless our Board elects not to increase the number of shares available for future grants each year, our shareholders may experience additional dilution, which could cause our share price to fall.

We do not intend to pay dividends on our Common Stock, so any returns will be limited to the value of our Common Stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and does not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit it from paying cash dividends without prior written consent from Our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Any return to shareholders will therefore be limited to the appreciation of their shares of Common Stock, which may never occur.

We are an emerging growth company, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our share price may be more volatile.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has and will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will incur significant legal, accounting, insurance and other expenses that it did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the NYSE to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five (5) years following the year in which CPSR completed its initial public offering. We intend to take advantage of this new legislation but cannot guarantee that it will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

These rules and regulations applicable to public companies have increased and will continue to substantially increase our legal and financial compliance costs and to make some activities more time- consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, or as executive officers.

Pursuant to Section 404, in our second annual report due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the market price of our shares.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to document, review and improve our internal controls and procedures for compliance with Section 404 of the Sarbanes- Oxley Act and applicable United States laws, which will require annual management assessment of the effectiveness of our internal control over financial reporting. As we continue to grow, we expect to recruit additional finance and accounting personnel with certain skill sets that it will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In our efforts to maintain proper and effective internal control over financial reporting, we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses in our internal control over financial reporting in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may harm the market price of our Common Stock.

For example, in connection with management’s assessment of the effectiveness of our internal control over financial reporting at December 31, 2021, management identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have implemented remediation steps to improve our internal control over financial reporting, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. In addition, we cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once we begin our Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting on a timely basis, if at all, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Delaware law and our Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

●	the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a
●	hostile acquirer;
●	our Board being classified into three classes, with only one class being elected each year to serve three- year terms. As a result, in most circumstances, a person can gain control of our Board only by successfully engaging in a proxy contest at two or more annual stockholders meetings;
●	the Certificate of Incorporation’s prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
●	advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

Our Bylaws will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our Company or our Company’s directors, officers, or other employees.

Our Bylaws require, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Bylaws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations promulgated thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The exercise of our warrants for shares of our Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We have previously filed a Form S-1 prospectus to register (i) 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our Common Stock exercisable at an exercise price of $11.50 per share commencing thirty (30) days following the Closing; (ii) 7,520,000 outstanding Private Warrants to purchase 7,520,000 shares of our Common Stock, exercisable at an exercise price of $11.50 per share commencing thirty (30) days following the Closing and (iii) 3,189,49 currently exercisable Rollover Warrants, 1,353,062 of which are exercisable at an exercise price of $4.26 and 1,836,429 of which are exercisable at an exercise price of $0.02.To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which is increased as the value of our stock price increases.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We will have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Common Stock equals or exceeds $18.00 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third trading day prior to the date we give notice of redemption. If and when such warrants become redeemable, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of such warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem the Public Warrants after they become exercisable for a number of shares of our Common Stock determined based on the redemption date and the fair market value of our Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the- money,” in which case you would lose any potential embedded value from a subsequent increase in the value of our Common Stock had such warrants remained outstanding.

Our Private Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Under GAAP, we are required to evaluate our Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Private Warrants contain provisions requiring liability classification. Therefore, we are accounting for the Private Warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Gelesis corporate headquarters are located in Boston, Massachusetts, where we occupy approximately 9,446 square feet of office space subleased from PureTech. We also operate manufacturing and research and development facilities in Italy, including a 51,000 square foot facility, which commenced commercial scale production in the fourth quarter of 2021 and which the Company expects to further expand to a 88,600 square foot facility, as well as approximately 12 acres of land, where we have initiated construction of an additional 207,000 square foot facility. Both facilities are near the Town of Lecce in the Puglia region of Italy.

Item 3. Legal Proceedings

From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The CPSR shares of Class A common stock, units, and warrants were historically traded on the NYSE under the symbols “CPSR,” “CPSR.U” and “CPSR WS,” respectively. In connection with the Business Combination, the CPSR shares of Class A common stock converted into shares of common stock on a one-for-one basis. On January 14, 2022, our common stock and Warrants were listed on the NYSE under the new trading symbols of “GLS” and “GLS WS,” respectively.

Holders

On March 31, 2022, there were 42 holders of record of our common stock and 13 holders of record of our Warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Merger, our shareholders approved the Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan. We also assumed all outstanding awards under the Gelesis, Inc. 2016 Stock Option and Grant Plan and the Gelesis 2006 Stock Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

The disclosure set forth in “Basis of Presentation” above is incorporated herein by reference. The securities issued in connection with the Business Combination, the PIPE Financing and the Backstop Agreement were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The disclosure set forth in “Basis of Presentation” above is incorporated herein by reference.

Item 6. [Reserved.]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Gelesis” refer to Gelesis Holdings, Inc. and its consolidated subsidiaries (formerly known as Capstar Special Purpose Acquisition Corp.). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

During the year ended December 31, 2021 and prior to the Merger, CPSR was a blank check company incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For more information on the Merger, see “Basis of Presentation” elsewhere in this Report.

Following the Merger, we are a commercial stage biotherapeutics company built for consumer engagement. We are focused on advancing first-in-class superabsorbent hydrogel therapeutics for chronic gastrointestinal, or GI, diseases including excess weight, type 2 diabetes, NAFLD/NASH, functional constipation, and inflammatory bowel disease. Our biomimetic superabsorbent hydrogels are inspired by the composition and mechanical properties (e.g. firmness) of raw vegetables. They are conveniently administered in capsules taken with water to create a much larger volume of small, non-aggregating hydrogel pieces that become an integrated part of the meals, and act locally in the digestive system.

Our first commercial product, Plenity, received de novo clearance from the FDA on April 12, 2019 to aid in weight management in adults with excess weight or obesity, Body Mass Index (BMI) of 25 to 40 kg/m2, when used in conjunction with diet and exercise.

Plenity, which is available by prescription in the United States, became available for first commercial sale in May 2020 to a limited number of consumers. In October 2020 availability was increased to test commercial interest and consumer experience. Activities associated with a full commercial launch in the United States began in late 2021 and will continue to expand in 2022. While these are significant milestones, continued commercialization of Plenity will require significant external funding until we are able to generate positive cash flows from product sales.

Key Factors Affecting Results of Operations after the Merger

Gelesis Holdings, Inc. believes that our performance and future success depend on several factors that present not only significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”

New Consumer Acquisition

Our ability to attract new consumers is a key factor for our future growth. To date we have successfully acquired limited consumers through our on-going beta U.S. commercial launch in conjunction with the continued development of marketing and sales tactics. We intend to acquire new members in the United States by promoting Plenity to the consumer. The promotional activities will motivate the potential future member to ask a health care professional about acquiring Plenity through one of two channels:

●	Telehealth: We are partnering with a leading telehealth platform in the United States, providing convenient and immediate access to physicians online at no cost. In August 2019, we entered into a two-year exclusive agreement with Ro giving Ro exclusive telehealth distributor rights to sell Plenity via telehealth in the United States. In January 2021, the agreement with Ro was amended and restated and in connection therewith, we received $10.0 million in cash as a pre-buy commitment for Plenity. In July 2021, the agreement with Ro was further amended and restated and we received $30.0 million in cash towards Ro’s future purchase of Plenity and also extended Ro’s exclusive telehealth rights through June 2023. Pursuant to the terms of the agreement, we have no obligations or commitments beyond the sale and supply of Plenity to Ro. Pursuant to the terms of the agreement, Ro has no obligation or commitments specifically with respect to marketing and promotional spend in support of the sale of Plenity to consumers.
●	Health Care Providers: We have engaged a limited contract sales force to promote Plenity to target physicians. To support prescription fulfillment for our non-telehealth tradition HCP promotional efforts, in February 2020, we executed a two-year exclusive distribution agreement with GoGoMeds, or GGM, giving GGM exclusive distributor rights to all non-telehealth mail order prescriptions generated in the United States by health care providers.

Retention of Consumers

Our ability to retain consumers is a key factor in our ability to generate revenue. Our home delivery, simple pricing, and consumer engagement enhance the experience of our consumer. Plenity is delivered straight to the consumer via pharmacy direct shipping. Plenity costs $98 for a 28-day supply or $1.75 per meal, without reimbursement. We currently do not have plans to pursue government or private insurance coverage by providing rebates. Consumers will purchase Plenity out of pocket in cash transactions, where we offer the consumer a convenient, simple and highly transparent process. We expect the simplified transaction process and high price transparency to synergize with the telemedicine platform and e-prescribing to produce a relatively frictionless consumer experience for consumers.

We have also partnered with leading lifestyle brands WW International, Inc. and Noom, providing members access to WW’s behavioral weight management program and supporting lifestyle content and offering discounts to Noom’s subscription programs. We continuously test and optimize the online member experiences and offerings to improve the overall experience, maximizing member weight journey success and ultimately brand sales.

Rest of World

We are evaluating global strategic partnerships to build our brand globally after full commercial launch in the U.S. market; however, we may also retain the rights.

●	Europe: In June 2020, we received approval to market Plenity in Europe through a Conformité Européenne (CE) mark for Plenity as a class III medical device indicated for weight loss in overweight and obese adults with a Body Mass Index (BMI) of 25-40 kg/m2, when used in conjunction with diet and exercise. We are evaluating strategic partnerships in Europe; however, we may also retain the rights.
●	China Medical Systems Holdings Limited: In June 2020, we entered into a strategic partnership with China Medical System Holdings Limited (CMS) (HKG:0867) for the commercialization of Plenity in Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates. We granted CMS an exclusive and royalty-bearing license to commercialize Plenity in the aforementioned territory. Under the terms of the agreement, CMS provided $35.0 million upfront in a combination of licensing fees and equity investment with the potential for an additional $388.0 million in future regulatory and sales milestone payments. CMS is also obligated to pay a royalty of 11% on net product sales in the territory.

Investments in Growth

We expect to make significant investments in selling and marketing to acquire new consumers. Selling and marketing is an important driver of growth, and we intend to continue to make significant investments in consumer acquisition and our selling and commercial infrastructure. As such, we expect our selling and marketing expense to increase in absolute dollars in the short term. However, we expect our selling and marketing expense to decrease as a percentage of revenue over the long term, although our selling and marketing expense may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses. Additionally, we intend to continue to invest significantly in our manufacturing, fulfillment and operating capabilities. In the short term, we expect these investments to increase our operating expenses; however, in the long term we anticipate that these investments will positively impact our results of operations. If we are unable to generate sufficient demand in Plenity, we may not have sufficient funds to investment into these growth activities.

Product Candidate Expansion

In addition to Plenity, we have invested in a pipeline of product candidates for prevalent and important gastrointestinal, or GI, tract-related chronic diseases including, type 2 diabetes, NAFLD/NASH, chronic idiopathic constipation, and inflammatory bowel disease by targeting the natural processes of the GI pathway. We expect to continue investing in our pipeline over time to broaden our commercial opportunity. The continued preclinical and clinical development of the pipeline will require significant financial resources. If we are unable to generate sufficient demand in Plenity or raise additional capital at favorable terms, if at all, we may not have sufficient funds to invest in the research and development of additional product candidates.

Key Business Metrics after the Merger

Gelesis Holdings, Inc. monitors the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

Members

We define members as the number of consumers in the United States who have begun their weight loss journey with Plenity. This is the cumulative historical number of recurring and non-recurring consumers who have begun their weight loss journey as of the respective reporting date. We do not differentiate from recurring and non-recurring consumers as of the date of this prospectus as (i) we strongly believe every member’s weight-loss journey is chronic and long-term in nature, and (ii) owing to a limited available supply of Plenity to-date, we have not initiated our long-term strategy and mechanisms to retain and/or win-back members. We will continue to evaluate the utility of this business metric in future periods.

Units sold

Units sold is defined as the number of 28-day supply units of Plenity sold to consumers based on prescriptions, through our strategic partnerships with online pharmacies and telehealth providers as well as the units sold to our strategic partners outside the United States.

Product revenue, net

We recognize product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our product revenue is derived from product sales of Plenity, net of estimates of variable consideration for which reserves are established for expected product returns, shipping charges to end-users, pharmacy dispensing and platform fees, merchant and processing fees, and promotional discounts offered to end-users.

Average selling price per unit, net

Average selling price per unit, net is the gross price per unit sold during the period net of estimates of per unit variable consideration for which reserves are established for expected product returns, shipping charges to end-users, pharmacy dispensing and platform fees, merchant and processing fees, and promotional discounts offered to end-users.

Gross profit and gross margin

Our gross profit represents product revenue, net, less our total cost of goods sold, and our gross margin is our gross profit expressed as a percentage of our product revenue, net. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our product, the costs we incur from our vendors for certain components of our cost of goods sold, the mix of channel sales in a period, and our ability to sell our inventory. We expect our gross margin to increase over the long term, although gross margins may fluctuate from period to period depending on these and other factors.

Non-GAAP Financial Measures after the Merger

In addition to our financial results determined in accordance with GAAP, Gelesis Holdings, Inc., considers Adjusted EBITDA to be an important measure in evaluating our operating performance and underlying trends in our business. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance. We define “Adjusted EBITDA” as net (loss) income before depreciation and amortization expenses, provision for (benefit from) income taxes, interest expense, net, stock-based compensation and (gains) and losses related to changes in fair value of our warrant liability, our convertible promissory note liability, our tranche rights liability and the One S.r.l. call option.

Results of Operations

Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, finding a target company for a Business Combination and activities in connection with the acquisition of Gelesis Holdings, Inc. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2021, we had net loss of $12,898,082, which consisted of operating costs of $20,674,209 and a change in fair value of warrant liabilities of $7,602,367, offset by interest income on marketable securities held in the Trust Account of $167,045 and an unrealized gain on marketable securities held in our Trust Account of $6,715.

For the period from February 14, 2020 (inception) through December 31, 2020, we had net loss of $15,294,860, which consisted of transaction cost related to IPO of $671,901, operating costs of $2,426,204 and a change in fair value of warrant liabilities of $12,406,208, offset by interest income on marketable securities held in the Trust Account of $201,441 and an unrealized gain on marketable securities held in our Trust Account of $8,012.

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

For the year ended December 31, 2021, cash used in operating activities was $446,644, which consisted of our net loss of $12,898,082, interest earned on marketable securities held in the Trust Account of $167,045, an unrealized gain on marketable securities held in our Trust Account of $6,715 and changes in fair value of warrant liabilities of $7,602,367. Changes in operating assets and liabilities provided $20,227,565 of cash.

For the period from February 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $861,345. Net loss of $15,294,860 was affected by interest earned on marketable securities held in the Trust Account of $201,441, an unrealized gain on marketable securities of $8,012, transaction costs related to the Initial Public Offering of $671,901, changes in fair value or warrants of $12,406,208 and changes in operating assets and liabilities, which provided $1,564,859 of cash from operating activities.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $276,207,207. We may withdraw interest to pay franchise and income taxes. During the year ended December 31, 2021, we have withdrawn $176,006 of interest earned on the Trust Account for the payment of franchise taxes.

Until the consummation of the Business Combination, we used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Upon the close of the Business Combination, we received approximately $105 million of gross proceeds to fund our operations. We believe that the cash available from the consummation of the Business Combination and related transactions will be sufficient to fund our short-term liquidity needs and the execution of our business plan through at least the twelve month-period from the date of the Business Combination.

Prior to the Closing of the Business Combination, holders of 26,844,777 shares of CPSR Class A Common Stock exercised their right to redeem such shares for cash at a price of approximately 10.00 per share for aggregate payments of $268,646,943. Due to the significant number of redemptions, we expect to implement an alternative business plan prioritizing short-term working capital needs such as investments in raw materials and finished goods as well as investments in sales and marketing. Further, we anticipate delaying certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We expect to reduce and optimize investments in sales and marketing, prioritizing investments in high return and high exposure mediums. We may seek out alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the full commercial launch of Plenity. We expect these actions will enable appropriate liquidity to manage risk and uncertainty over the next year and beyond and enable us to execute our business plan based on the level of our financial resources at Closing and available financing alternatives and further enable us to direct funding to the full commercial launch of Plenity. These changes to the execution of our business plan based on the significant number of redemptions made in connection with the Closing of the Business Combination may impact the growth of Plenity sales and the pace of acquisition and retention of consumers. We may need to raise additional capital to fund our operations and our business plan. There can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee was paid by the Company at the closing of the Business Combination.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating loss per common share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (our “Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on the Investors' section of the Company’s website, which is located at ir.gelesis.com. Information contained on or accessible through such website is not a part of this report, and the inclusion of the website address in this report is an inactive textual reference only. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and NYSE requirements.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Except as set forth below, the information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from February 14, 2020 (inception) through December 31, 2020 totaled $230,516 and $87,550, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from February 14, 2020 (inception) through December 31, 2020.

Tax Fees. For the year ended December 31, 2021 and for the period from February 14, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm for our preparation of 2021 & 2020 Corporation tax return were approximately $9,270 and $6,695.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from February 14, 2020 (inception) through December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
(2)Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1†

Business Combination Agreement, dated as of July 19, 2021, by and among Capstar Special Purpose Acquisition Corp., CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).

2.2

Amendment to Business Combination Agreement, dated as of November 8, 2021, by and among Capstar Special Purpose Acquisition Corp., CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc. (incorporated by reference to Annex A-1 to the Proxy Statement/Prospectus filed by the Company on December 27, 2021)

2.3

Second Amendment to Business Combination Agreement, dated as of December 30, 2021, by and among Capstar Special Purpose Acquisition Corp., CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on January 3, 2022).

3.1	Amended and Restated Certificate of Incorporation of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
3.2	Amended and Restated Bylaws of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
4.1

Warrant Agreement, dated July 1, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Capstar Special Purpose Acquisition Corp. on July 8, 2020).

4.2†

Amended and Restated Registration and Stockholder Rights Agreement, dated January 13, 2021, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on January 20, 2022).

4.3*	Description of Securities of Gelesis Holdings, Inc.
10.1	Form of Sponsor Letter Agreement (incorporated by reference to Exhibit A to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.2	Amendment to Sponsor Letter Agreement, dated as of November 8, 2021 (incorporated by reference to Annex A-2 to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit B to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.4	Form of Transaction Support Agreement (incorporated by reference to Exhibit C to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.5

Form of Amended and Restated Registration and Stockholder Rights Agreement (incorporated by reference to Exhibit D to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).

10.6+	Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.7+	Gelesis Holdings, Inc. 2016 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by the Company on August 10, 2021).
10.8*+	Gelesis Holdings, Inc. 2006 Stock Incentive Plan

10.9

Royalty Assignment Agreement, dated as of December 18, 2009, by and among PureTech Ventures, LLC, Gelesis, Inc. and Gelesis LP (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021)

10.10††

Second Amended and Restated Supply and Distribution Agreement, dated July 1, 2021, by and between Roman Health Pharmacy LLC and Gelesis, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021)

10.11††

Pharmaceutical Distribution Agreement, dated as of Feb 12, 2020, between Gelesis, Inc. and Specialty Medical Drugstore, LLC (d/b/a GoGoMeds) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021)

10.12††

License, Collaboration and Supply Agreement, dated June 18, 2020, by and between Gelesis, Inc. and CMS Bridging DMCC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021).

10.13+

Employment Agreement, dated as of July 16, 2021, by and between Gelesis Holdings, Inc. and Yishai Zohar (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on January 20, 2022).

10.14+

Employment Agreement, dated as of July 27, 2021, by and between Gelesis Holdings, Inc. and David Pass (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on January 20, 2022).

10.15+

Employment Agreement, dated as of July 19, 2021, by and between Gelesis Holdings, Inc. and Elliot Maltz (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on January 20, 2022).

10.16	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.17	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
21.1*	List of Subsidiaries.
24.1*	Power of Attorney (included on signature page of this Annual Report).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
††	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

GELESIS HOLDINGS, INC.

/s/ Yishai Zohar
Name: Yishai Zohar
Title: Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Yishai Zohar, Elliot Maltz and David Abraham, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yishai Zohar
Yishai Zohar	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
/s/ Elliot Maltz
Elliot Maltz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Paul Fonteyne
Paul Fonteyne	Director	March 31, 2022

/s/.Raju Kucherlapati
Raju Kucherlapati	Director	March 31, 2022

/s/ Jane Wildman
Jane Wildman	Director	March 31, 2022

/s/ Dominic Perks
Dominic Perks	Director	March 31, 2022

/s/ Ali Bauerlein
Ali Bauerlein	Director	March 31, 2022

/s/ Clayton Christopher
Clayton Christopher	Director	March 31, 2022

/s/ Kathryn Cavanaugh
Kathryn Cavanaugh	Director	March 31, 2022

GELESIS HOLDINGS, INC.

(F/K/A CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Gelesis Holdings, Inc. (f/k/a Capstar Special Purpose Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gelesis Holdings, Inc. (f/k/a Capstar Special Purpose Acquisition Corp.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from February 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from February 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2022

GELESIS HOLDINGS, INC.

(F/K/A CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$221,189	$491,827
Prepaid expenses	13,503	65,973
Total Current Assets	234,692	557,800

Marketable securities held in Trust Account	276,207,207	276,209,453
Total Assets	$276,441,899	276,767,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$21,805,927	1,630,832
Warrant liabilities	22,499,441	30,101,808
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	53,965,368	41,392,640

Commitments (Note 6)

Class A common stock subject to possible redemption 27,600,000 shares at redemption value as of December 31, 2021 and 2020	276,000,000	276,033,447

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2021 and 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(53,524,159)	(40,659,524)
Total Stockholders’ Deficit	(53,523,469)	(40,658,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,441,899	276,767,253

The accompanying notes are an integral part of the consolidated financial statements.

GELESIS HOLDINGS, INC.

(F/K/A CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		from February
		14, 2020
	For the	(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020

General and administrative expenses	$20,674,209	$2,426,204
Loss from operations	(20,674,209)	(2,426,204)

Other income (expense):
Interest earned on marketable securities held in Trust Account	167,045	201,441
Unrealized gain on marketable securities held in Trust Account	6,715	8,012
Change in fair value of warrant liabilities	7,602,367	(12,406,208)
Transaction costs associated with the Initial Public Offering	—	(671,901)
Total other expense, net	7,776,127	(12,868,656)

Net loss	$(12,898,082)	$(15,294,860)

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	15,218,692

Basic and diluted net loss per share, Class A common stock	$(0.37)	$(0.70)

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,496,262

Basic and diluted net loss per share, Class B common stock	$(0.37)	$(0.70)

The accompanying notes are an integral part of the consolidated financial statements.

GELESIS HOLDINGS, INC.

(F/K/A CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor			6,900,000	690	24,310	—	25,000
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(1,302,710)	(25,364,664)	(26,667,374)
Excess cash received from sale of Private Placement Warrants	—	—	—	—	1,278,400	—	1,278,400
Net loss	—	—	—	—	—	(15,294,860)	(15,294,860)
Balance – December 31, 2020	—	—	$6,900,000	$690	$—	$(40,659,524)	$(40,658,834)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	33,447	33,447
Net loss	—	—	—	—	—	(12,898,082)	(12,898,082)
Balance – December 31, 2021		$—	6,900,000	$690	$—	$(53,524,159)	$(53,523,469)

The accompanying notes are an integral part of the consolidated financial statements.

GELESIS HOLDINGS, INC.

(F/K/A CAPSTAR SPECIAL PURPOSE ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the	February 14, 2020
	Year Ended	(Inception) Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(12,898,082)	$(15,294,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(167,045)	(201,441)
Unrealized gain on marketable securities held in Trust Account	(6,715)	(8,012)
Transaction costs associated with the Initial Public Offering	—	671,901
Change in fair value of warrant liabilities	(7,602,367)	12,406,208
Changes in operating assets and liabilities:
Prepaid expenses	52,470	(65,973)
Accounts payable and accrued expenses	20,175,095	1,630,832
Net cash used in operating activities	(446,644)	(861,345)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	176,006	—
Investment of cash into Trust Account	—	(276,000,000)
Net cash provided by (used in) investing activities	176,006	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,520,000
Proceeds from promissory note — related party	—	150,000
Repayment of promissory note — related party	—	(150,000)
Payment of offering costs	—	(671,828)
Net cash provided by financing activities	—	277,353,172

Net Change in Cash	(270,638)	491,827
Cash — Beginning of period	491,827	—
Cash — End of period	$221,189	$491,827

Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption amount	$33,447	$26,667,374
Deferred underwriting fee payable	$—	$9,660,000
Initial classification of warrant liability	$—	$17,695,600

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Capstar Special Purpose Acquisition Corp. (now known as Gelesis Holdings, Inc.) (the “Company” or “CPSR”) was a blank check company incorporated in Delaware on February 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

Business Combination

On January 13, 2022 (the “Closing Date”), CPSR consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of the Business Combination Agreement, dated as of July 19, 2021 (as amended on November 8, 2021 and December 30, 2021, the “Business Combination Agreement”), by and among CPSR, CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”), and Gelesis, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Legacy Gelesis”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into Legacy Gelesis (the “Merger”), with Gelesis as the surviving company in the Merger, and, after giving effect to such Merger, Legacy Gelesis became a wholly-owned subsidiary of CPSR and (ii) CPSR changed its name to “Gelesis Holdings, Inc.” (together with its consolidated subsidiaries, “Gelesis Holdings”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), based on an implied Legacy Gelesis equity value of $675 million, (i) each share of Legacy Gelesis common stock outstanding as of immediately prior to the Effective Time was exchanged for shares of the common stock, par value $0.0001 per share, of Gelesis Holdings (“Common Stock”); (ii) all vested and unvested options of Legacy Gelesis were assumed by Gelesis Holdings exercisable for shares of Common Stock; (iii) each outstanding warrant of Legacy Gelesis was assumed by Gelesis Holdings and became a warrant to purchase shares of Common Stock; (iv) each share of Class A common stock, par value $0.0001 per share, of CPSR (“CPSR Class A Common Stock”) and each share of Class B common stock, par value $0.0001 per share, of CPSR (“CPSR Class B Common Stock”), that was issued and outstanding immediately prior to the Effective Time became one share of Common Stock following the consummation of the Business Combination; (v) each outstanding redeemable public warrant of CPSR was automatically converted into a redeemable public warrant to purchase a share of Common Stock; and (vi) each outstanding Private Placement Warrant of CPSR was automatically converted into a Private Placement Warrant to purchase a share of Common Stock.

Concurrently with the execution of the Business Combination Agreement, on July 19, 2021, CPSR entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and CPSR agreed to issue and sell to the PIPE Investors, an aggregate of 9,000,000 shares of CPSR Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $90,000,000 (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the closing of the Business Combination.

On December 13, 2021, the Company entered into a bridge financing arrangement (the “Bridge Financing”), executing convertible promissory note agreements with two existing investors in the aggregate amount of $27.0 million. These convertible promissory notes bore interest at 10.0% and were settled in cash for principal plus accrued interest on January 19, 2022.

On December 30, 2021, CPSR entered into a Backstop Agreement (the “Backstop Agreement”) with PureTech Health LLC (“PureTech”) and SSD2, LLC (“SSD2” and together with PureTech, the “Backstop Purchasers”), pursuant to which the Backstop Purchasers agreed to purchase an aggregate of up to 1,500,000 shares of CPSR Class A Common Stock immediately prior to the Closing at a cash purchase price of $10.00 per share (the “Backstop Purchase Shares”), resulting in aggregate proceeds of up to $15.0 million, which amount, when added to the proceeds from the PIPE Financing, would ensure that the Minimum Cash Condition would be satisfied. Pursuant to the terms and conditions of the Backstop Agreement, the Backstop Purchasers were obligated to purchase Backstop Purchase Shares in such number that resulted in gross proceeds to CPSR equal to the amount by which $15.0 million exceeded the available funds remaining in CPSR’s Trust Account (as defined below) following all Capstar Stockholder Redemptions (the “Available Funds”), subject to the other terms and conditions of the Backstop Agreement. Based on the number of Capstar Stockholder Redemptions, the Backstop Purchasers became obligated to purchase an aggregate 744,217 Backstop Purchase Shares for an aggregate purchase price of $7,442,170, which is the amount by which $15.0 million exceeded the Available Funds. In addition, at the closing of the sale of the Backstop Purchase Shares, CPSR issued to the Backstop Purchasers 1,983,750 shares of CPSR Class A Common Stock.

In addition to the above consideration, if the trading price of the Common Stock is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any twenty (20) trading days within any thirty (30)-trading day period on or prior to the date that is five years following the Closing (the “Earnout Period”), the holders of Legacy Gelesis common stock outstanding as of immediately prior to the Effective Time, as well as holders of Legacy Gelesis options and warrants outstanding immediately prior to the Effective Time will be entitled to their pro rata portion of 23,483,250 restricted earn out shares of Common Stock, which will vest in equal thirds (the “Earnout Shares”), and will also vest in connection with any change of control transaction with respect to Gelesis Holdings if the applicable thresholds are met in such change of control transaction during the Earnout Period.

On January 11, 2022, CPSR held a special meeting of stockholders (the “Special Meeting”) at which the stockholders of CPSR considered and approved, among other matters, a proposal to adopt the Business Combination Agreement. Prior to the Special Meeting, holders of 26,844,777 shares of CPSR Class A Common Stock exercised their right to redeem such shares for cash at a price of approximately 10.00 per share for aggregate payments of $268,646,943.

At the Closing, (i) an aggregate of 755,223 shares of CPSR Class A Common Stock and 4,916,250 shares of CPSR Class B Common Stock were exchanged for an equivalent number of shares of Common Stock; (ii) an aggregate of 54,814,847 shares of Common Stock were issued in exchange for shares of common stock, par value $0.0001 per share, of Legacy Gelesis (“Legacy Gelesis Common Stock”) outstanding as of immediately prior to the Effective Time; (iii) an aggregate of 9,000,000 shares of Common Stock were issued to the PIPE Investors in connection with the PIPE Financing; (iv) an aggregate of 2,727,967 shares of Common Stock were issued to the Backstop Purchasers; and (v) the Company had an earnout obligation pursuant to which it may be required to issue up to 23,482,845 shares of Common Stock. Moreover, at the Closing, (i) each outstanding redeemable public warrant of CPSR, each outstanding private placement warrant of CPSR and each outstanding warrant of Legacy Gelesis became a warrant to purchase shares of Common Stock and (ii) each vested and unvested option of Legacy Gelesis outstanding as of immediately prior to the Effective Time was assumed by Gelesis Holdings, to be settled or exercisable for shares of Common Stock, based on an implied Legacy Gelesis equity value of $675 million. Immediately after giving effect to the Transactions, there were 72,214,287 shares of Common Stock outstanding and 13,486,708 shares of Common Stock subject to outstanding equity awards.

Business Prior to the Business Combination

Prior to the Business Combination, the Company had one wholly-owned subsidiary, CPSR Gelesis Merger Sub, Inc., which was incorporated in the State of Delaware on July 2, 2021 (“Merger Sub”).

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, the search for a target company for a Business Combination and activities in connection with the proposed business combination with Legacy Gelesis. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $221,189 in its operating bank accounts and a working capital deficit of $21,364,028, which excludes $207,207 of interest income that is available to pay for franchise taxes.

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination, which was the Business Combination with Legacy Gelesis. The Company completed its Business Combination on January 13, 2022, which was the Business Combination with Legacy Gelesis, and has raised sufficient capital for its operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $15,851,828 as a result of the Initial Public Offering, consisting of $5,520,000 of underwriting commissions, $9,660,000 of deferred underwriting commissions, and $671,828 of other offering costs. The offering costs were charged to temporary equity and additional paid-in capital upon the completion of the Initial Public Offering. Immediately thereafter, temporary equity was remeasured and an adjustment was recognized through additional paid in capital and accumulated deficit to adjust temporary equity to the redemption value.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 2) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021 and 2020, the ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,454,000)
Class A common stock issuance costs	(15,179,927)
Plus:
Remeasurement of carrying value to redemption value	26,667,374

Common stock subject to possible redemption, 12/31/20	276,033,447
Remeasurement of carrying value to redemption value	(33,447)
Common stock subject to possible redemption, 12/31/21	$276,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rates differ from the statutory tax rate for the periods presented primarily due to the change in warrant valuation and the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,320,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

			For the Period from
			February 14, 2020
			(Inception) Through
	Year Ended December 31,		December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(10,318,466)	$(2,579,616)	$(10,719,238)	$(4,575,622)
Denominator:
Basic and diluted weighted average stock outstanding	27,600,000	6,900,000	15,218,692	6,496,262
Basic and diluted net loss per common share	$(0.37)	$(0.37)	$(0.70)	$(0.70)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

Administrative Support Agreement

The Company entered into an agreement, commencing on July 1, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services. For the period from February 14, 2020 (inception) through December 31, 2020, the Company incurred and paid $60,000 in fees for these services. At December 31, 2021, the Company had $20,000 of such fees included in account payable and accrued expense in the consolidated balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 3, 2021, the Sponsor committed to provide the Company an aggregate of $1,500,000 in loans for working capital purposes on an as needed basis. Such loans will be evidenced by a promissory note when issued. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

Sponsor Loan

On July 28, 2021, the Sponsor committed to provide the Company an aggregate of $4,000,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of December 31, 2021, there were no amounts outstanding under these loans.

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

On the Closing Date, Gelesis Holdings, the Sponsor, certain former directors of CPSR (the “Director Holders”) and certain former stockholders of Legacy Gelesis (the “Legacy Gelesis Holders” and, collectively with Sponsor and the Director Holders, the “Holders”) entered into an Amended and Restated Registration and Stockholder Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Holders agreed not to effect any sale or distribution of any equity securities of Gelesis Holdings held by any of them during the lock-up period described in the Registration Rights Agreement and Gelesis Holdings agreed to register for resale, pursuant to Rule 415 of the Securities Act, certain shares of Common Stock and other equity securities of Gelesis Holdings that are held by the parties thereto from time to time.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee was paid by the Company at the closing of the Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 27,600,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B Common Stock — On February 26, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2021 and 2020, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2021 and 2020, there were 7,520,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liabilities)
Net operating loss carryforward	$9,695	$36,961
Startup/Organizational expenses	488,923	472,542
Unrealized gain on marketable securities	(4,382)	(43,985)
Total deferred tax assets	494,236	465,518
Valuation allowance	(494,236)	(465,518)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(28,719)	(465,518)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	28,719	465,518

Income tax provision	$—	$—

As of December 31, 2020 and December 31, 2021, the Company had $176,006 and $46,167 of federal net operating loss carryovers, respectively, which can be carried forward indefinitely, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $28,719. For the period from July 7, 2020 through December 31, 2020, the change in the valuation allowance was $465,518.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Business combination expense	(33.19)%	—
Change in fair value of warrants	12.38%	0.0%
Transaction costs incurred in connection with warrant liabilities	—	(0.0)%
Valuation allowance	(0.19)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open to examination by the taxing authorities. The Company considers Texas to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets
Cash and marketable securities held in Trust Account	1	$276,207,207	$276,209,453
Liabilities:
Warrant Liability — Public Warrants	1	$8,964,000	$19,458,000
Warrant Liability — Private Placement Warrants	3	$13,805,441	$10,643,808

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The measurement of the Public Warrants as of December 31, 2021 and 2020 is classified as Level 1 due to the use of an observable market quote in an active market. Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Placement Warrants was estimated at December 31, 2021 and 2020 to be $1.84 per warrant and $1.42 per warrant, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2021	December 31, 2020
Risk free rate	1.26%	0.47%
Expected term	5.04	5.76
Dividend yield	0.00%	0.00%
Expected volatility	24.28%	19.0%
Exercise price	$11.50	$11.50
Unit Price	$9.96	$10.15

The following table presents the changes in the fair value of Level 3 warrant liabilities:

					Warrant
	Private Placement		Public		Liabilities
Fair value as of January 1, 2020	$		$		$
Initial measurement on July 7, 2020 (Initial Public Offering)		6,241,600		11,454,000	17,695,600
Transfer to Level 1		—		(11,046,900)	(11,046,900)
Change in fair value		4,402,208		(407,100)	3,995,108
Fair value as of December 31, 2020		$10,643,808		$—	$10,643,808
Change in fair value		3,161,633		—	3,161,633
Fair value as of December 31, 2021		$13,805,441		—	$13,805,441

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $11.1 million during the period from July 7, 2020 through December 31, 2020. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 13, 2022 the Company completed its Business Combination with Legacy Gelesis.