Form 10-K/A
period 2021-12-31
GELESIS HOLDINGS, INC.
filed 2022-05-02
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 31, 2022, 72,390,413 shares of common stock, par value $0.0001 were issued and outstanding.

Auditor Firm Id	688
Auditor Name	Marcum LLP
Auditor Location	New York, NY

Explanatory Note

Gelesis Holdings, Inc. (the “Company”, “Gelesis”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Report”) that was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file a definitive proxy statement for an annual general meeting of stockholders within 120 days of December 31, 2021, as it does not intend to hold an annual general meeting of stockholders during fiscal year 2022.

As required by Rule 12b-15, in connection with this Amended Report, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.

Except as explicitly set forth herein, this Amended Report does not purport to modify or update the disclosures in, or exhibits to, the Original Report or to update the Original Report to reflect events occurring after the date of such filing. Accordingly, this Amended Report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report. Terms used but not defined herein are as defined in our Original Report.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Management

The following sets forth certain information, as of April 1, 2022, concerning our directors and executive officers.

Name	Age	Title
Yishai Zohar	58	President, Chief Executive Officer, Class III Director and Co-Inventor
David Pass, Pharm.D.	53	Chief Operating Officer and Chief Commercial Officer
Elliot Maltz, CPA	37	Chief Financial Officer and Treasurer
Harry L. Leider, M.D., M.B.A, FACPE	63	Chief Medical Officer
Elaine Chiquette, Pharm.D.	55	Chief Scientific Officer
Alessandro Sannino, Ph.D.	49	Co-Inventor & Lead Project Scientist
David Abraham	55	General Counsel, Chief Compliance Officer and Corporate Secretary
Alison Bauerlein*(1)	39	Class I Director
Dominic Perks*(1)	44	Class I Director
Kathryn Cavanaugh*(2)	47	Class II Director
Clayton Christopher*(3)	48	Class II Director
Paul Fonteyne*(3)	59	Class II Director
Raju Kucherlapati, Ph.D.*(1)(2)	78	Class III Director
Jane Wildman*(2)	60	Class III Director

*            Indicates non-employee director.

(1)	Audit Committee Member.

(2)	Compensation Committee Member.

(3)	Nominating and Corporate Governance Committee Member.

Executive Officers and Significant Consultants

Yishai Zohar has served as our President and Chief Executive Officer and as a member of our Board since January 2022. Mr. Zohar is the Founder of Gelesis, Inc. and previously served as the Chief Executive Officer and a member of the Gelesis, Inc. board of directors from February 2006 to January 2022. He is a seasoned entrepreneur and has over 25 years’ experience in the development of industry innovating companies. Mr. Zohar led Gelesis from concept stage and initial product development as a Co-Inventor and shepherded the company and its novel technological platform through clinical studies and a landmark FDA clearance of lead product Plenity as an aid for weight management. Prior to founding Gelesis, Inc., Mr. Zohar co-founded PureTech Health (NASDAQ, LSE: PRTC), a biotherapeutics company dedicated to discovering, developing and commercializing highly differentiated medicines to impact human health. In his role at PureTech, Mr. Zohar led the obesity/gastrointestinal disorder initiative, which engaged leading experts to tackle these problems with an unbiased discovery process looking at a broad landscape of technologies and approaches. This initiative led to the formation of Gelesis, Inc. Mr. Zohar has a degree in Business Administration from the College of Management Academic Studies (COMAS) in Tel Aviv and was an air force pilot ranked Captain in the Israeli Defense Forces. We believe that Mr. Zohar’s qualifications to serve on our Board include his extensive experience and track record in the development of industry innovative companies.

David Pass, Pharm.D., has served as our Chief Operating Officer and Chief Commercial Officer since January 2022. Dr. Pass has previously served as the Gelesis, Inc. Chief Operating Officer and Chief Commercial Officer from September 2016 to January 2022 and has more than 25 years of commercial expertise across multiple therapeutic areas with a focus in primary care. Dr. Pass gained a broad range of commercial experience from his time at Johnson & Johnson from August 2002 to January 2008 where he served as VP of Marketing, and at Bristol-Myers Squibb from May 1994 to July 2002, where he served as Director of Marketing. Most recently, Dr. Pass served as Vice President of Marketing at Boehringer Ingelheim, or BI, for Diabetes from August 2009 to August 2016, where he built a multi-billion dollar franchise. In this role, Dr. Pass also led the BI alliance with Eli Lilly & Company to develop and commercialize a portfolio of diabetes compounds. Dr. Pass received his B.S. Pharmacy and Doctor of Pharmacy degrees from Philadelphia College of Pharmacy and Science.

Elliot Maltz, CPA, has served as our Chief Financial Officer since January 2022. Mr. Maltz previously served as the Gelesis, Inc. Chief Financial Officer from May 2021 to January 2022 and as its Treasurer from May 2015 to January 2022. Prior to his appointment as the CFO of Gelesis, Inc., Mr. Maltz was Gelesis, Inc.’s Vice President of Finance and previously served as its Corporate Controller. Mr. Maltz has 15 years of accounting and corporate finance experience working with public and private companies, specializing in the biotechnology, medical device and manufacturing industries. Prior to joining Gelesis, Inc., Mr. Maltz served as an external auditor at Deloitte & Touche LLP from January 2007 to April 2013 and as a manager of the technical accounting and SEC reporting function at Sapient Corp. from April 2013 to March 2014. Mr. Maltz received a B.S. in Business Finance from Elon University and is a licensed CPA in the state of Massachusetts.

Harry L. Leider, M.D., M.B.A, FACPE, has served as our Chief Medical Officer since January 2022. Dr. Leider previously served at Gelesis, Inc. as its Chief Medical Officer from June 2018 to January 2022. Dr. Leider joined Gelesis, Inc. from Walgreens, where he was Chief Medical Officer and Group Vice President from May 2013 to April 2018. Prior to joining Walgreens, from March 2008 to April 2018, Dr. Leider served as Chief Medical Officer and Senior Vice President of Ameritox, a national specialty laboratory providing medication monitoring services to physicians treating chronic pain and serious mental illness. From March 2005 to February 2008, Dr. Leider served as Chief Medical Officer of XLHealth, a national Medicare Advantage health plan that served seniors with common chronic illnesses. Dr. Leider is a core faculty member for the American Association of Physician Leadership where from May 2009 to May 2010 he also served as past-President and Board Chairman. Dr. Leider has also served on the faculty of Harvard Medical School and the Johns Hopkins Carey School of Business. With over 25 years of experience as a senior healthcare executive for a variety of innovative healthcare companies, his passion is leveraging his business, leadership, and clinical skills to create programs, services, and intellectual property that improve the health of large populations at scale.

Elaine Chiquette, Pharm.D., has served as our Chief Scientific Officer since January 2022. Dr. Chiquette previously served as the Gelesis, Inc. Chief Scientific Officer from September 2017 to January 2022 and has over 20 years’ experience in research and medical affairs within the pharmaceutical, biotechnology, and medical device industries. Dr. Chiquette was involved in developing medical strategies for first-in-class launches like orlistat, GLP-1 agonist, amylin analog, endobarrier device, and metreleptin at Hoffman La Roche from October 1999 to December 2001, Amylin Pharmaceuticals from September 2003 to July 2013, Aegerion from June 2015 to April 2017 and GI Dynamics from December 2013 to June 2015. In her leadership roles, Dr. Chiquette has built a strong expertise in regulatory affairs for pharmaceuticals, biologics, and devices in both the United States and Europe. Dr. Chiquette completed her pharmacy degree at Laval University in Quebec, a Pharm.D. at University of Texas Health Science Center at San Antonio, followed by a post-doctorate fellowship in Epidemiology at University of Texas Health Science Center at San Antonio. Dr. Chiquette served as Deputy Director for the San Antonio Evidence-Based Practice Center program for the US government agency for Healthcare Research and Quality from July 1996 to September 1999, and authored several meta-analyses for the center, and book chapters and textbook on evidence-based pharmacotherapy. In that capacity, Dr. Chiquette led the supportive evidence report for the National Institute of Health Obesity Guidelines in 1998 and co-authored the associated publications.

Alessandro Sannino, Ph.D., has served as our Lead Project Scientist since January 2022. Dr. Sannino is a Gelesis Co-Inventor and previously served as the Lead Project Scientist for Gelesis, Inc. from May 2008 to January 2022. Dr. Sannino has been a Professor of Polymer Science and Technology and the director of the Bioslabs at the University of Salento since September 2000. Since March 2012, Dr. Sannino has overseen the Life Science division of the Puglia District of Technology and since September 2004, he has been a member of the adjunct faculty at the Massachusetts Institute of Technology (MIT). Dr. Sannino also served as an advisor to the National Institute of Health, of the Italian Ministry of Health (the Italian equivalent to the U.S. FDA). Since 2013, he has been a board member of the European Laboratory of non-linear Spectroscopy and of the Regional Agency for Research and Innovation. Since September 2019, he has been Vice Dean of the University of Salento and since May 2020 he has been nominated by the President of Puglia Region as one of the seven (7) experts for the recovery after the COVID-19 pandemic. Dr. Sannino’s research activity is focused on macromolecular hydrogels, polymer microstructure modifications, tissue engineering constructs and cell-material interactions, and he has published over 130 scientific papers on these topics. Dr. Sannino received his PhD at University of Naples, and he also completed a post-doctoral fellowship at MIT.

David Abraham has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since January 2022. Mr. Abraham previously acted as the General Counsel and Corporate Secretary of Gelesis, Inc. from April 2020 to January 2022. Mr. Abraham has been a member of Launchpad Venture Group, an angel investing group focused on early stage investments, since July 2019. Mr. Abraham has also been a member of Sky Ventures Group, an investment group that provides seed funding to early-stage life sciences and healthcare companies since June 2017 and a member of Innovation Legal Group (“Innovation”), a specialized legal practice representing venture backed and public life sciences companies since 2009. In addition, Mr. Abraham is also a founder and, since January 2008, the Chief Executive Officer of Phoenix Pharmaceutical Group, a life sciences consulting and venture creation firm. Mr. Abraham previously served as General Counsel, Chief Compliance Officer and Corporate Secretary to Selecta BioSciences Inc. (Selecta), a former client of Innovation, from May 2011 to November 2018. Mr. Abraham also has extensive experience in patent prosecution and protections, having served as the Executive Director for Patents for Durect Corporation from August 2006 to December 2008 and as Senior Patent Counsel for Johnson and Johnson from February 2004 to August 2006. Mr. Abraham received his Juris Doctor from The George Washington University Law School, is a member of the bar in the State of California, the Commonwealth of Massachusetts and the District of Columbia and is a Registered U.S. Patent Attorney.

Non-Employee Directors

Alison Bauerlein has served as a member of our Board since January 2022. Ms. Bauerlein was a co-founder of Inogen, Inc. and served as its Chief Financial Officer from 2009 until December 2021 and its Executive Vice President, Finance from March 2014 until December 2021. Ms. Bauerlein has also served as Inogen’s Corporate Secretary from 2002 until July 2021 and its Corporate Treasurer from 2002 until December 2021. Ms. Bauerlein previously served as Inogen Inc.’s Vice President, Finance from 2009 until March 2014. Prior to serving in these positions, Ms. Bauerlein also served as Controller with Inogen, Inc. from 2008 to 2009 and 2001 to 2004, and the Director of Financial Planning and Analysis from 2004 to 2008. Ms. Bauerlein has also been a board member of Pear Therapeutics, Inc. since September 2021. Ms. Bauerlein has over 20 years of experience in treasury, finance, accounting, risk management as well as strategic and tactical cost analysis and forecasting. Ms. Bauerlein received a Bachelor of Arts degree in Economics/ Mathematics with high honors from the University of California, Santa Barbara. We believe Ms. Bauerlein’s qualifications to serve on our Board include her extensive executive-level experience in the medical technology industry, as well as her financial expertise.

Dominic Perks has served as a member of our Board since January 2022 and has previously served as a member of the Gelesis, Inc. board of directors from April 2021 to January 2022. In November 2013, Mr. Perks co-founded Hambro Perks with British banker and businessman Rupert Hambro. In 2014, Mr. Perks co-founded Laundrapp, an on-demand dry cleaning and laundry service and served as chairman until November 2018. Mr. Perks has since founded or seeded numerous technology companies including Echo, What3Words, By Miles, Primary Bid, Takumi and Insurtech Gateway. Through Hambro Perks, he is an investor in over 95 companies including Cambridge Innovation Capital, Tide and Muzmatch. In December 2020, Mr. Perks led the acquisition of Ombu Group in partnership with Sir John Rose and created Hambro Perks Environmental Technology Fund. Mr. Perks also acquired all of Invesco’s unquoted assets in the UK and US in a deal that included stakes in Gelesis, Inc., Vedanta, Genomics, Nexeon and Hawkeye360. In February 2021, Mr. Perks launched the Hambro Perks Oryx Fund with backing from Public Investment Fund to invest into technology companies in the Middle East. Prior to his entrepreneurial career, Mr. Perks was a strategy consultant at McKinsey & Co., where he advised clients on growth strategies. Mr. Perks was also employed at Morgan Stanley where he primarily originated investment opportunities for private equity firms. Mr. Perks graduated from Oxford University with a first-class degree in English Literature. We believe Mr. Perks’ qualifications to serve on our Board include his extensive experience investing in companies and serving as an executive and board member of companies.

Kathryn Cavanaugh has served as a member of our Board since January 2022 and previously served on the Capstar Special Purpose Acquisition Corp. board of directors from July 7, 2020 to January 2022. Since January 2019, Ms. Cavanaugh has served as the Managing Partner of Capstar Ventures LLC, an early stage venture capital firm that invests in the next generation of innovative consumer companies. From April 2016 to December 2018, Ms. Cavanaugh was a Partner at Grace Beauty Capital where she advised and invested in early stage companies in the consumer and retail sectors, including Rothy’s, Inc., Parachute Home, Inc., Primary Kids, Inc., Supergoop!, LLC, MM.LaFleur, Inc., ThirdLove (MeCommerce, Inc.), Vengo, Inc., and Pixlee, Inc. From April 2015 to March 2016, Ms. Cavanaugh served as Director of Franchise Growth Strategy, Sales and Operations, and from March 2013 to February 2014 as a Board Director, for The Bar Method, Inc. From October 2011 to February 2014, Ms. Cavanaugh served as Vice President of Talent for Mainsail Partners, a growth equity firm. From September 2005 to June 2010, Ms. Cavanaugh worked at De Novo Ventures, an early stage healthcare venture capital firm, where she evaluated, executed and supported more than $350 million of equity investments in medical device, biotech and diagnostic companies. Ms. Cavanaugh received a Master of Business Administration from Harvard Business School in 2005 and Bachelor of Science degrees in Chemical Engineering and Biochemistry from the University of Notre Dame in 1997. We believe Ms. Cavanaugh is well qualified to serve on our Board based on her extensive leadership and business experience, including her management positions and investment management background in the healthcare and consumer sectors.

Clayton Christopher has served as a member of our Board since January 2022. Mr. Christopher is the co-founder and an advisor to CAVU Venture Partners, an investment firm focused on best in class, better-for-you, food and beverage brands. Prior to CAVU, Mr. Christopher was the co-founder and CEO of Deep Eddy Vodka, which became one of the fastest growing spirits brands in the United States before being purchased by Heaven Hill Distilleries in August of 2015. He started his entrepreneurial journey at Sweet Leaf Tea, a company he started in 1998 with $12,000 in savings and a recipe from his grandmother. Sweet Leaf grew to a nationally recognized brand and was acquired by Nestle in 2011. Mr. Christopher is also the co-founder and Chairman of Waterloo Sparkling Water. He has also served on or currently serves on the board of directors of Nulo Pet Foods, Kite Hill, Rhythm Super Foods, REBBL, Kettle & Fire, Austin Eastciders, Good Culture, Bridge Equipment Leasing and SKU, a consumer products accelerator. In 2006, Mr. Christopher was awarded the Ernst & Young Entrepreneur of the year for Central Texas and is a recipient of Austin Under 40 Austinite of the Year Award. Mr. Christopher has also served on a number of non-profit boards over the years, including Mission Capital, Naturally Austin, Big Brothers Big Sisters and the University of Texas President’s Innovation Board. We believe Mr. Christopher is well qualified to serve on our Board based on his vast entrepreneurial leadership, operational and investor experiences over the last 25 years.

Paul Fonteyne has served as a member of our Board since January 2022 and previously served as a member of the Gelesis, Inc. board of directors from May 2018 to January 2022. Mr. Fonteyne has more than 30 years of experience in the biopharmaceutical industry. Mr. Fonteyne is the retired Chairman and CEO and of Boehringer-Ingelheim USA, or BI, where he served in leadership roles both in the US and globally for 15 years. He was President and CEO of BI from November of 2011, and subsequently its Chairman, until he retired January 2019. During this time, he led teams that grew BI’s sales and earnings several fold in the USA and participated in acquisitions and divestitures that led to a significantly greater focus of BI’s portfolio of companies in the US in two main segments of Animal Health and Human Pharmaceuticals. During his 30+ years in the pharmaceutical industry Mr. Fonteyne also held commercial leadership roles at Merck and Co. Inc. for 9 years, and Abbott Laboratories for 8 years. He has served on the board of PhRMA, chaired the National Pharmaceutical Council, served as Chair of an American cancer Society initiative for New England (CEOs against Cancer). Prior to its reverse merger with Adicet Bio, he served on the board of ResTORbio Inc (chair of the compensation Committee). Previously, he was on the board of a specialty pharmaceutical company: AMAG (sale to Apollo backed Covis in November 2020). He also serves on the board of several public and private clinical stage biotechnology companies including DalCor (Chairman), Amylyx, and Apellis (APLS), a device company, Ypsomed AG (YPS), and an Animal Health Company, Covetrus (CVET). Mr. Fonteyne received his M.B.A. from Carnegie-Mellon University and his MS in Chemical Engineering from the Polytechnic School at the University of Brussels. We believe Mr. Fonteyne’s qualifications to serve on our Board include his extensive experience in the biopharmaceutical industry, as well as serving as a board member of companies in the biopharmaceutical industry.

Raju Kucherlapati has served as a member of our Board since January 2022 and previously served as a member of the Gelesis, Inc. board of directors from January 2016 to January 2022. Dr. Kucherlapati has also served as a member of the board of PureTech, Inc. since 2014. Dr. Kucherlapati has served as the Paul C. Cabot Professor of Genetics and Professor of Medicine at Harvard Medical School since September 2001. Dr. Kucherlapati was a founder and, from 1993 to 2005, a board member of Abgenix, a board member of Cell Genesys from 1988 to 1992 and a board member of Millennium Pharmaceuticals from 1993 to 2007. Dr. Kucherlapati was the first scientific director of the Harvard-Partners Center for Genetics and Genomics, a position he held from 2001 to 2008. Dr. Kucherlapati was elected as a fellow of the American Association for the Advancement of Science and has been a member of the National Academy of Medicine since 2008. Dr. Kucherlapati was named a member of the presidential commission for the study of bioethical issues during the Obama administration. Dr. Kucherlapati’s laboratory at Harvard Medical School is involved in cloning many human disease genes with a focus on human syndromes with significant cardiovascular involvement, use of genetic/genomic approaches to understand the biology of cancer and the generation and characterization of genetically modified mouse models for cancer and other human disorders. His laboratory was a part of the Human Genome Project that was responsible for mapping and sequencing the human genome. Dr. Kucherlapati developed methods for modifying mammalian genes that lead to gene targeting in mice. He has developed many mouse models for human disease, including a large set of models for human colorectal cancer. His laboratory was a part of The Cancer Genome Atlas program that uses genetic/genomic approaches to understand the biology of cancer. He is a promoter of personalized/ precision medicine. Dr. Kucherlapati served on the editorial board of the New England Journal of Medicine and was editor-in-chief of the journal Genomics. Dr. Kucherlapati received his PhD from the University of Illinois. He trained at Yale and has held faculty positions at Princeton University, University of Illinois College of Medicine and the Albert Einstein College of Medicine prior to his appointment at Harvard. We believe Dr. Kucherlapati’s qualifications to serve on our Board include his experience in medicine and research and extensive experience founding and serving on boards of multi-billion-dollar companies.

Jane Wildman has served as a member of our Board since January 2022 and previously served as a member of the Gelesis, Inc. board of directors from April 2021 to January 2022. Ms. Wildman has extensive experience as a board member, president and chief marketing office across Fortune-25, mid-sized and start-up companies. As President from June 2014 to December 2017, and Board Member from January 2018 to December 2018, of Combe Incorporated, a personal-care consumer products company, Ms. Wildman successfully led the company to record sales and profit growth. Prior to Combe, from June 2009 to June 2014, Ms. Wildman was a Partner and Consultant with The Partnering Group, where clients included Fortune 50 companies like Walmart, Procter & Gamble and Nestle. Ms. Wildman spent over 25 years at Procter & Gamble, from June 1983 to December 2008, where she worked in beauty, health, baby, feminine care and food, both in the United States and internationally. She served as global Vice President and led the global marketing organization for Pampers, P&G’s largest brand. Ms. Wildman led the repositioning of the Pampers brand during her tenure there from September 2001 to December 2008. Ms. Wildman received a B.S. in Journalism from the University of Oregon and holds a Cornell Digital Marketing certification. We believe Ms. Wildman’s qualifications to serve on our Board include her extensive experience serving as a board member and as an executive across Fortune-25, mid-sized and start-up companies.

Corporate Governance

We have structured our corporate governance in a manner that we believe closely aligns our interests with those of our stockholders and complies with the rules and regulations applicable to a publicly listed company. Notable features of our corporate governance structure include:

•	we have independent director representation on our audit, compensation and nominating and corporate governance committees as of the consummation of the Business Combination, and our independent directors will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

•	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and

•	we have implemented a range of other corporate governance best practices, including placing limits on the number of directorships held by our directors to prevent “overboarding” and implementing a robust director education program.

Board Composition

In the Business Combination Agreement, dated as of July 19, 2021 (as amended on November 8, 2021 and December 30, 2021, the “Business Combination Agreement”), by and among Capstar Special Purpose Acquisition Corp., a Delaware corporation and our predecessor company (“CPSR”), CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”), and Gelesis, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Legacy Gelesis”), pursuant to which we consummated our business combination (the “Business Combination”) with CPSR, CPSR and Legacy Gelesis agreed that following consummation of the Business Combination, our Board would consist of nine members comprised of (i) seven (7) individuals designated by Legacy Gelesis and (ii) (x) in the event that Available Cash equals or exceeds $200 million, two (2) individuals designated by the Sponsor, or (y) in the event that Available Cash is less than $200 million, one (1) individual designated by the Sponsor, and one (1) individual mutually agreed upon by Legacy Gelesis and the Sponsor. As of the date of this Amended Report, there are eight members of our Board, including two nominees designated by the Sponsor, leaving one vacancy to be filled by an individual to be designated by Legacy Gelesis. Our Board will identify a candidate to fill the remaining directorship to ensure that our Board as a whole both reflects the governance construct originally agreed to pursuant to the Business Combination Agreement and provides the appropriate mix and diversity of skills, experience, and credentials to position our Board to advance shareholders’ interests.

The rules of the New York Stock Exchange (“NYSE”) require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an executive officer or employee or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. We undertook a review of the independence of the individuals named above and have determined that each, other than Yishai Zohar, qualify as an independent director under applicable SEC rules and NYSE listing standards.

Role of Our Board in Risk Oversight

One of the key functions of our Board is the informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through our board of directors as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under their respective charters, our audit committee must be composed of at least three independent directors and our compensation committee and our nominating and corporate governance committee must each be composed of at least two (2) independent directors. The charters of each of the audit committee, compensation committee and nominating and corporate governance committee are available on the governance section of our website at https://ir.gelesis.com/governance/governance-documents.

Audit Committee

The members of our Board’s audit committee currently include Alison Bauerlein, Raju Kucherlapati and Dominic Perks. Ms. Bauerlein currently serves as the chairperson of the audit committee. Under the NYSE listing rules and applicable SEC rules, we are required to have at least three members of the audit committee. The rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors.

The Board determined that each of the members of the audit committee meet the independence requirements under NYSE and SEC rules and is financially literate, and Ms. Bauerlein qualifies as an “audit committee financial expert” as defined in SEC rules.

Compensation Committee

The members of our Board’s compensation committee currently include Kathryn Cavanaugh, Raju Kucherlapati and Jane Wildman, all of whom are be independent directors. Ms. Wildman currently serves as the chairperson of the compensation committee.

Nominating and Corporate Governance Committee

The members of our Board’s nominating and corporate governance committee currently include Clayton Christopher and Paul Fonteyne. Mr. Christopher currently serves as the chairperson of the nominating and corporate governance committee.

Selecting and Nominating Director Candidates

In evaluating director candidates, including directors eligible for re-election, the nominating and corporate governance committee will consider the following: the current size and composition of the Board and the needs of the Board and its respective committees and such factors as character, integrity, judgment, diversity, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business and industry, conflicts of interest, and other commitments and any other factors the nominating and corporate governance committee considers appropriate. The nominating and corporate governance committee need not assign any particular weight or priority to any one factor. The nominating and corporate governance committee requires the following qualifications to be satisfied by any nominee for a position on the Board:

•	high standards of personal and professional ethics and integrity;

•	proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;

•	skills that are complementary to the members of the existing Board;

•	the ability to assist and support management and make significant contributions to our success; and

•	an understanding of the fiduciary responsibilities required of a director and a commitment to devote the time and energy necessary to perform those responsibilities.

The nominating and corporate governance committee also evaluates potential nominees for the Board to determine if they are “independent” in accordance with applicable SEC and NYSE rules (to ensure that, at all times, at least a majority of our directors are independent). Although we do not have a separate diversity policy, the nominating and corporate governance committee considers the diversity of the Company’s directors and nominees as part of its overall review of factors that may contribute to the effectiveness of the Company’s Board.

Stockholder Recommendations for Nominations to the Board of Directors

Our nominating and corporate governance committee will consider candidates for directors recommended by stockholders holding at least three percent (3%) of the Company’s common stock continuously for at least twenty four (24) months before the date the recommendation was submitted in the same manner as candidates recommended to the nominating and corporate governance committee from other sources. Our nominating and corporate governance committee will evaluate such recommendations in accordance with our charter, our bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above.

Stockholders wishing to recommend a candidate for nomination should contact our Secretary in writing. Such recommendations must include name and address of record of the recommending securityholder, a representation that the securityholder is a record holder of the Company’s securities or, if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934, the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the recommended director candidate; a description of the qualifications and background of the recommended director candidate that addresses the criteria for Board membership approved by the Board, a description of all arrangements or understandings between the securityholder and the recommended director candidate, a full description of all arrangements pursuant to which the securityholder and the recommended director candidate beneficially own, individually, jointly or otherwise, or has the power to vote, directly or indirectly, including as part of a group, any securities of the Company or may acquire such beneficial ownership or voting power during the period commencing on the date of the recommendation and ending 120 calendar days after the date in the current year corresponding to the date on which the Company held its previous year’s annual meeting of stockholders, the consent of the recommended director candidate (i) to be named in the proxy statement for the Company’s next meeting of securityholders and (ii) to serve as a director if elected at that meeting and any other information regarding the recommended director candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC or that the nominating and corporate governance committee considers appropriate for a full and fair assessment of the recommended director candidate.

A stockholder can nominate a candidate directly for election to our board of directors by complying with the procedures in Section 2(a) of our amended and restated bylaws and the rules and regulations of the SEC. Any eligible stockholder who wishes to submit a nomination should review the requirements in our amended and restated bylaws on nominations by stockholders. Any nomination should be sent in writing to our Secretary at Gelesis Holdings, Inc., 501 Boylston Street, Suite 6102, Boston, Massachusetts 02116. The notice must state the information required by Section 2(a) of our amended and restated bylaws and otherwise must comply with applicable federal and state law.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on the governance section of our website at https://ir.gelesis.com/governance/governance-documents. Information contained on or accessible through such website is not a part of this Amended Report, and the inclusion of the website address in this Amended Report is an inactive textual reference only. We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of our Company. None of our executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our compensation committee.

Director Compensation

Our compensation committee will determine the annual compensation to be paid to the members of our Board.

Executive Compensation

We intend to develop an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to our long-term success. The executive compensation program may include an executive compensation plan for which we would seek stockholder approval.

Decisions on the executive compensation program will be made by the compensation committee or our Board.

Item 11. Executive Compensation

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for its principal executive officer and its two other most highly compensated executive officers. References in this section to “we”, “our”, “us”, the “Company” and “Gelesis”, generally refer to Gelesis prior to the Business Combination and to Gelesis Holdings, Inc. following the Business Combination.

Executive Compensation and Director Compensation — CPSR

In March 2020, the Sponsor transferred 15,000 Founders Shares to each of Kathryn Cavanaugh and John Ghiselli and 22,500 Founders Shares to James Whittenburg, each CPSR’s independent directors. On July 1, 2020, CPSR effected a stock dividend of 1,150,000 shares of CPSR Class B Common Stock, resulting in each of Ms. Cavanaugh and Mr. Ghiselli holding 18,000 shares of CPSR Class B Common Stock and Mr. Whittenburg holding 27,000 shares of CPSR Class B Common Stock.

None of CPSR’s executive officers or directors have received any cash compensation for services rendered to us. The Sponsor, executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. CPSR’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or CPSR’s or their affiliates. Any such payments prior to the Business Combination were made from funds held outside the Trust Account. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, were paid by the company to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the Business Combination.

Executive Compensation — Gelesis

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for its principal executive officer and its two other most highly compensated executive officers. References in this section to “we”, “our”, “us”, the “Company” and “Gelesis”, generally refer to Legacy Gelesis prior to the Business Combination and to Gelesis Holdings, Inc. following the Business Combination.

Executive Compensation

We have the option and have elected to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Exchange Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

This section discusses the material components of the executive compensation program offered to our principal executive officer and the two most highly compensated executive officers other than the principal executive officer, whom we refer to as our “named executive officers”, or “NEOs”. Legacy Gelesis’ named executive officers in fiscal year 2021 were as follows:

•	Yishai Zohar, our President, Chief Executive Officer, Class III Director and Co-Inventor;

•	David Abraham, our General Counsel, Chief Compliance Officer and Corporate Secretary; and

•	Elliot Maltz, our Chief Financial Officer and Treasurer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations retarding future compensation programs. Actual compensation programs that we adopt could vary significantly from our historical practices and currently planned programs summarized in this discussion.

Executive Compensation Overview

Compensation Philosophy

Our executive compensation program has been designed to reinforce a strong link between pay and performance in order to: (i) attract leading talent; (ii) retain and motivate top performers; and (iii) promote and pay for performance culture with an emphasis on variable compensation. We intend to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require.

Compensation Elements

The compensation for Gelesis’ named executive officers primarily consists of the following:

Compensation Element	Purpose

Base Salary	To provide stable and competitive income.

Annual Incentives	To motivate and reward short-term behaviors, actions and results that drive long-term value creation.

Equity Compensation	To encourage executives to maximize long-term shareholder value (provided in the form of options).

To accomplish both its short-term and long-term objectives, the compensation program emphasizes pay- for-performance, with two variable components. These variable components include annual and long-term incentives which are used to align each component of incentive compensation with Gelesis’ short and long-term business objectives.

2021 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to Gelesis’ named executive officers for services rendered to Gelesis in all capacities during the fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Yishai Zohar, President, Chief Executive Officer, Class III Director and Co-Inventor	2021	412,000	3,211,500	267,802	10,150	3,901,452
	2020	400,000	2,517,231	390,000	9,975	3,317,206
David Abraham,(4) General Counsel, Chief Compliance Officer and Corporate Secretary	2021	132,613	1,311,057	68,873	293,241	1,805,784
Elliot Maltz, Chief Financial Officer and Treasurer	2021	304,078	998,267	172,028	10,150	1,484,523
	2020	250,000	691,781	128,438	9,975	1,080,193

(1)	The amounts shown reflect the grant date fair value of option awards granted during 2021 or 2020. The grant date fair value was computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 excluding any estimates of forfeitures related to service-based vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 16 to Gelesis’ audited consolidated financial statements that are included in the Original Report. These amounts do not correspond to the actual value that may be recognized by holders upon the vesting or exercise of the applicable option awards, or subsequent sale of shares of common stock received pursuant to the exercise of such option awards.

(2)	Amounts shown represent discretionary performance-based bonuses earned for services performed during the fiscal years ended December 31, 2021 and December 31, 2020. Although such performance- based bonuses are typically paid in cash, in an effort to preserve Gelesis’ cash 100% of each NEO’s performance-based bonus for the fiscal year ended December 31, 2021 will be paid in the form of RSUs which will vest in full in February 2023 subject to such NEO’s continued service relationship with us through such date. Each such RSU award will accelerate in full upon a “sale event” (as defined in our 2021 Stock Option and Incentive Plan, or our 2021 Plan).

(3)	For 2021, amounts shown represent (i) $10,150 in employer matching contributions under our 401(k) plan for each of Messrs. Zohar and Maltz and $4,641 in employer matching contributions under our 401(k) plan for Mr. Abraham, and (ii) $288,600 in consulting fees earned by Mr. Abraham prior to his commencement of employment with us as a full time employee.

(4)	Mr. Abraham’s annualized base salary for 2021 reflects the salary earned in 2021 based on his commencement of employment with us on August 1, 2021. Mr. Abraham’s 2021 bonus was pro-rated to reflect his partial year of employment.

Narrative Disclosure to the Summary Compensation Table

Base Salaries

The base salary component of compensation reflects the level of responsibility within Gelesis and is compared to similar positions in comparable companies in the biotechnology/pharmaceutical industry. For 2021, the annual base salaries of each of Mr. Zohar and Mr. Abraham were equal to $412,000 and $318,270, respectively, and Mr. Abraham’s base salary was pro-rated based on his commencement of employment with us on August 1, 2021. For 2021, the base salary for Mr. Maltz was initially equal to $280,000, and was increased to $318,270 effective May 14, 2021.

Annual Performance-Based Cash Bonuses

Each of our NEOs is eligible to earn a discretionary annual cash incentive bonus based on achievement of specified company and individual performance criteria established by the Gelesis board of directors in its discretion. For 2021, Mr. Zohar’s target annual bonus was equal to 50% of his annual base salary,

Mr. Abraham’s target annual bonus was equal to 35% of his annual base salary, and Mr. Maltz’s target annual bonus was initially equal to 35% of his annual base salary and, effective May 14, 2021, was increased to 40% of his annual base salary.

In addition, in January 2021, our Board determined to provide each of Mr. Zohar and Mr. Maltz with the opportunity to earn additional one-time special bonuses upon achievement of specified stretch performance criteria. For each of Mr. Zohar and Mr. Maltz, the maximum potential payout of such special bonus is equal to 50% and 29%, respectively, of such named executive officer’s annual base salary.

Equity Compensation

Although we do not yet have a formal policy with respect to the grant of equity incentive awards to our NEOs, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period.

Employment Agreements

Effective upon the Closing of the Business Combination, we entered into employment agreements with each of Yishai Zohar and Elliot Maltz that supersede and replace each of their prior employment agreements, set forth the current terms and conditions of their employment and provide for specified payments and benefits in connection with a termination of employment in certain circumstances. Our goal in providing these severance and change in control payments and benefits is to offer sufficient cash continuity protection such that the NEOs will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the NEOs, rather than negotiating severance at the time that a NEO’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment in certain circumstances are appropriate because they encourage our NEOs to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. The employment agreements with our NEOs require the named executive officers to execute a separation agreement containing a general release of claims in favor of us to receive any severance payments and benefits. The material terms of each NEO’s employment agreement are summarized below.

Employment Agreement with Yishai Zohar

We entered into an employment agreement with Yishai Zohar, dated July 16, 2021, which became effective upon the Closing of the Business Combination and pursuant to which we will continue to employ Mr. Zohar as our Chief Executive Officer on an “at will” basis. Mr. Zohar’s employment agreement provides that his initial annual base salary will be $412,000 per year, subject to periodic increases at Gelesis’ discretion. In addition, the employment agreement provides that Mr. Zohar is eligible to receive an annual performance bonus targeted at fifty percent (50%) of his annual base salary.

Pursuant to the employment agreement, in the event of a termination of Mr. Zohar’s employment by Gelesis without “cause” (as defined in the employment agreement) or by his resignation for “good reason”(as defined in the employment agreement), subject to Mr. Zohar’s execution of a release of claims in favor of Gelesis and its affiliates, Mr. Zohar is entitled to receive (i) base salary continuation for twelve months following his termination date (subject to continued compliance with applicable restrictive covenant provisions), and (ii) subject to his copayment of premium amounts at the applicable active employees’ rate and proper election to COBRA health continuation, monthly payments equal to the monthly employer contribution that Gelesis would have made to provide health insurance to Mr. Zohar if he had remained employed by Gelesis until the earliest of (A) the twelve month anniversary of his date of termination, (B) his eligibility for group health plan benefits under any other employer’s group health plan, or (C) the cessation of his COBRA continuation rights. In addition, in the event of a termination of Mr. Zohar’s employment by Gelesis without cause or by his resignation for good reason within twelve months after a “change in control” (as defined in the employment agreement), subject to Mr. Zohar’s execution of a release of claims in favor of Gelesis and its affiliates, all unvested stock options and other stock-based awards held by Mr. Zohar will immediately accelerate and become fully exercisable or nonforfeitable as of his date of termination.

Employment Arrangement with David Abraham

We currently employ David Abraham as our General Counsel, Chief Compliance Officer and Corporate Secretary on an “at will” basis, but have not entered into a written employment agreement with Mr. Abraham. Mr. Abraham’s initial annual base salary was $318,270 per year and Mr. Abraham is eligible to receive an annual performance bonus targeted at thirty-five percent (35%) of his annual base salary.

Prior to Mr. Abraham’s commencement of employment with us as our General Counsel, Chief Compliance Officer and Corporate Secretary, Mr. Abraham provided legal and risk management services pursuant to a consulting agreement, dated March 16, 2020, and was compensated at a rate of $300 per hour for his consulting services.

Employment Agreement with Elliot Maltz

We entered into an employment agreement with Elliot Maltz, dated July 19, 2021, which became effective upon the Closing of the Business Combination pursuant to which we will continue to employ Mr. Maltz as our Chief Financial Officer on an “at will” basis. Mr. Maltz’ employment agreement provides that his initial annual base salary will be $318,270 per year, subject to periodic increases at Gelesis’ discretion. In addition, the employment agreement provides that Mr. Maltz is eligible to receive an annual performance bonus targeted at forty percent (40%) of his annual base salary.

Pursuant to the employment agreement, in the event of a termination of Mr. Maltz’ employment by Gelesis without “cause” (as defined in the employment agreement) or by his resignation for “good reason” (as defined in the employment agreement), subject to Mr. Maltz’ execution of a release of claims in favor of Gelesis and its affiliates, Mr. Maltz is entitled to receive (i) base salary continuation for twelve months following his termination date (subject to continued compliance with applicable restrictive covenant provisions), and (ii) subject to his copayment of premium amounts at the applicable active employees’ rate and proper election to COBRA health continuation, monthly payments equal to the monthly employer contribution that Gelesis would have made to provide health insurance to Mr. Maltz if he had remained employed by Gelesis until the earliest of (A) the twelve month anniversary of his date of termination, (B) his eligibility for group health plan benefits under any other employer’s group health plan, or (C) the cessation of his COBRA continuation rights. In addition, in the event of a termination of Mr. Maltz’ employment by Gelesis without cause or by his resignation for good reason within twelve months after a “change in control” (as defined in the employment agreement), subject to Mr. Maltz’ execution of a release of claims in favor of Gelesis and its affiliates, all unvested stock options and other stock-based awards held by Mr. Maltz will immediately accelerate and become fully exercisable or nonforfeitable as of his date of termination.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of Gelesis’ named executive officers as of December 31, 2021 The table reflects both vested and unvested option awards.

	Option Awards(1)(2)					Stock Awards
	Number of Securities Underlying		Number of Securities Underlying			Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other
Name	Vesting Commencement Date	Unexercised Options (#) Exercisable	Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Rights That Have Not Vested (#)		Rights That Have Not Vested ($)(3)
Yishai Zohar, President, Chief Executive Officer Class III Director, and Co-Inventor	1/27/2011	129,377	-	1.48	6/25/2022
	8/29/2014	170,164	-	8.07	8/29/2024
	9/29/2014	1,746	-	10.51	2/16/2025
	4/1/2016	150,691	-	10.51	9/7/2026
	5/8/2017	30,000	-	10.51	6/15/2027
	7/17/2018	175,000	-	10.51	7/17/2028
	7/15/2020	166,778	233,250	11.03	7/15/2030
						150,000	(4)	3,349,500
David Abraham, General Counsel, Chief Compliance Officer, and Corporate Secretary	12/9/2020(5)	50,401	40,320	4.26	12/9/2030
	8/1/2021	-	267,681	9.46	10/0/2031
Elliot Maltz, Chief Financial Officer and Treasurer	3/25/2014	25,601	-	8.07	8/29/2024
	3/25/2014	262	-	10.51	2/16/2025
	3/26/2017	40,000	-	10.51	6/15/2027
	7/17/2018	20,000	-	10.51	7/17/2028
	7/15/2020	45,806	64,129	11.03	7/15/2030
	5/14/2021	-	83,913	14.41	6/3/2031

(1)	Each of the outstanding option awards in the table above with an expiration date prior to September 2026 was granted pursuant to our 2006 Stock Incentive Plan, or our 2006 Plan. Each of the outstanding option awards in the table above with an expiration date in or after September 2026 was granted pursuant to our 2016 Stock Option and Grant Plan, or our 2016 Plan.

(2)	Except as noted below, each of the outstanding option awards in the table above vests over three years, with one-third of the option shares vesting on the one-year anniversary of the applicable vesting commencement date, and two-thirds of the option shares vesting in equal quarterly installments thereafter, in each case subject to the NEO’s continued service relationship with us.

(3)	Based on the fair market value of underlying shares of common stock of Legacy Gelesis as of December 31, 2021 of $22.33 per share, as determined by an independent third-party valuation.

(4)	Represents restricted stock units granted pursuant to our 2016 Plan, which subject to (i) Mr. Zohar’s continued service relationship with us through November 9, 2022 and (ii) the filing of a Form S-8 with respect to the shares of stock underlying the restricted stock units or the consummation of a “sale event” (as defined in our 2016 Plan, excluding the Closing of the Business Combination), in each case subject to Mr. Zohar’s continued service relationship with us through such date.

(5)	This option award vests over three years, with one-third of the option shares vesting on the vesting commencement date, and two-thirds of the option shares vesting in equal quarterly installments thereafter, in each case subject to Mr. Abraham’s continued service relationship with us.

401(k) Plan

Gelesis maintains a retirement savings plan, or 401(k) plan, that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Under the Gelesis 401(k) Plan (the “401(k) Plan”), eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Code. Our employees’ pre-tax contributions are allocated to each participant’s individual account and participants are immediately and fully vested in their contributions. Under the provisions of the 401(k) Plan, Gelesis will make a safe harbor matching contribution equal to 100% of each participant’s contributions up to 1% of the participant’s compensation, and 50% of each participant’s contributions that exceed 1% but are less than 6% of the participant’s compensation. In addition, Gelesis may make discretionary profit sharing contributions, as determined by management. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Employee Benefits

Our named executive officers are eligible to participate in the Gelesis employee benefit plans, including Gelesis medical, dental, vision, group life and accidental death and dismemberment insurance plans, in each case, on the same basis as all of our other employees. Gelesis also maintains a 401(k) plan for the benefit of its eligible employees, including our named executive officers, as discussed in the section above entitled “— 401(k) Plan.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting shares by:

•	each person who is known to be the beneficial owner of more than 5% of our voting shares;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days. Shares subject to options that are currently exercisable or exercisable within 60 days of May 2, 2022 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of the directors and executive officers of Gelesis Holdings is 501 Boylston Street, Suite 6102, Boston, MA 02116. The percentage of beneficial ownership is calculated based on 72,390,413 shares of Common Stock outstanding as of May 2, 2022.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Officers:
Yishai Zohar(1)	2,772,872	3.7%
David Pass(2)	1,131,635	1.5%
Elliot Maltz(3)	461,283	*
Harry L. Leider(4)	677,811	*
Elaine Chiquette(5)	665,927	*
Alessandro Sannino(6)	2,161,843	2.9%
David Abraham(7)	60,481	*
Raju Kucherlapati	15,000
Dominic Perks	—
Alison Bauerlein(8)	46,084	*
Jane Wildman(9)	63,360	*
Kathryn Cavanaugh	12,825	*
Paul Fonteyne(10)	187,918	*
Clayton Christopher(11)	1,213,498	1.7%
All Directors and Executive Officers as a group (13 individuals)	9,470,537	11.8%
Five Percent Holders:
PureTech Health LLC(12)	17,099,310	23.5%
SSD2 LLC and affiliated entities(13)	13,405,732	18.2%
HPSO SPV Limited(14)	12,181,993	16.8%
Pacific Investment Management Company LLC(15)	9,823,876	12.9%
CMS Medical Venture Investment (HK) Limited(16)	4,501,770	6.2%
R. Steven Hicks(17)	4,232,391	5.6%

*            Less than one percent.

(1)	Consists of 465,121 shares of Common Stock and options to purchase up to 2,307,251 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(2)	Consists of options to purchase up to 1,131,635 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(3)	Consists of options to purchase up to 461,283 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(4)	Consists of options to purchase up to 677,811 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(5)	Consists of options to purchase up to 665,927 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(6)	Consists of 138,177 shares of Common Stock issued to Mr. Sannino, 623,727 shares of Common Stock issued to One S.r.l. (“One”), an entity in which our subsidiary, Gelesis, Inc., holds a 10% equity interest, options to purchase up to 425,733 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022 issued to Mr. Sannino and warrants to purchase up to 974,206 shares of Common Stock issued to Mr. Sannino. Mr. Sannino is a co-founder of One and may be deemed to have shared beneficial ownership of the shares held directly by One. Mr. Sannino disclaims beneficial ownership over the shares beneficially owned by One, except to the extent of any pecuniary interest.

(7)	Consists of options to purchase up to 60,481 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(8)	Consists of options to purchase up to 46,084 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(9)	Consists of options to purchase up to 63,360 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(10)	Consists of options to purchase 187,918 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022.

(11)	Consists of 461,498 shares of Common Stock and warrants to purchase up to 752,000 shares of Common.

(12)	Consists of 17,099,310 shares of Common Stock, including 1,500,000 shares of Common Stock issued in exchange for outstanding pre-Closing shares of CPSR Class A Common Stock purchased by PureTech Health LLC in the PIPE Financing and 1,818,645 shares of Common Stock issued in exchange for outstanding pre-Closing shares of CPSR Class A Common Stock to PureTech Health LLC in connection with the Backstop Agreement, warrants to purchase up to 216,208 shares of Common Stock and options to purchase up to 155,520 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022. Voting and investment power over the shares held by PureTech Health LLC is exercised by its parent entity, PureTech Health plc. The board of directors of PureTech Health plc consists of Dr. Bharatt Chowrira, Dr. Raju Kucherlapati, Dr. John LaMattina, Dr. Robert Langer, Ms. Kiran Mazumdar-Shaw, Dame Marjorie Scardino, Mr. Christopher Viehbacher, Ms. Daphne Zohar and Ms. Sharon Barber-Lui. None of the members of the board of directors of PureTech Health plc or PureTech Health LLC has individual voting or investment power with respect to such shares. The address for PureTech Health LLC and the individuals listed above is c/o PureTech Health LLC, 6 Tide Street, Boston, Massachusetts 02210.

(13)	Consists of 13,405,732 shares of Common Stock, including 1,200,000 shares of Common Stock issued in exchange for outstanding pre-Closing shares of CPSR Class A Common Stock purchased by KLP Enterprises LLC in the PIPE Financing and 909,322 shares of Common Stock issued in exchange for outstanding pre-Closing shares of CPSR Class A Common Stock issued to SSD2 LLC in connection with the Backstop Agreement, warrants to purchase up to 1,297,266 shares of Common Stock and options to purchase up to 51,840 shares of Common Stock which have vested or which will vest within 60 days of May 2, 2022 issued to SSD2 LLC. Elon S. Boms and Andrew D. Wingate are co-managers of Bomsmaster LLC, which is the sole member of SSD2 LLC. Bomsmaster LLC is controlled by KLP Enterprises LLC. Mr. Wingate is the sole manager of KLP Enterprises LLC. Bomsmaster LLC, KLP Enterprises LLC, Mr. Boms and Mr. Wingate may each be deemed to share voting and dispositive power over the shares. Each of them disclaims beneficial ownership over the shares, except to the extent of any pecuniary interest therein. The address for each of these persons is 195 Church Street, 15th Floor, New Haven, Connecticut 06510. SSD2 LLC and the KLP Enterprises LLC may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Exchange Act, comprised of the SSD2 LLC and the KLP Enterprises LLC.

(14)	Consists of 12,181,993 shares of Common Stock held by HPSO SPV Limited (“HPSO SPV”). HPSO SPV, organized as a Guernsey limited company, is a wholly owned subsidiary of HP Special Opportunities Fund I LP, which is managed by Hambro Perks Asset Management Limited, a Guernsey limited company (the “Manager”). The Manager exercises exclusive voting and dispositive power over the shares held by HPSO SPV. The Manager disclaims beneficial ownership of these shares except to the extent of its pecuniary interest in HPSO SPV. The business address of HPSO SPV and of the Manager is Sarnia House, Le Truchot, St. Peter Port, Guernsey GY1 4NA. Dominic Perks, a member of our Board, is the founder and Chief Executive Officer of Hambro Perks Limited, which is the limited partner of HP Special Opportunities Fund I LP, which in turn, owns 100% of the shares of HPSO SPV. Mr. Perks disclaims beneficial ownership interest of the securities held by HP Special Opportunities Fund I LP and HPSO SPV except to the extent of his pecuniary interest therein, if any.

(15)	Consists of (i) 1,281,938 shares of Common Stock held by GCCU VI LLC (“GCCU”) and 1,281,938 shares of Common Stock held by TOCU XXIX LLC (“TOCU”); (ii) 1,880,000 shares issuable upon exercise of the Private Placement Warrants held by GCCU and 1,880,000 shares of Common Stock issuable upon exercise of the Private Placement Warrants held by TOCU; and (iii) 1,750,000 shares of Common Stock issued in exchange for outstanding pre-Closing shares of CPSR Class A Common Stock purchased by GCCU in the PIPE Financing and 1,750,000 shares of Common Stock issued in exchange for outstanding pre-Closing shares of CPSR Class A Common Stock purchased by TOCU in the PIPE Financing. GCCU and TOCU are private funds of which Pacific Investment Management Company LLC (“PIMCO”) is the investment adviser. PIMCO Global Credit Opportunity Master Fund LDC (“PIMCO Global”) is the member manager of GCCU and PIMCO Tactical Opportunity Master Fund LDC (“PIMCO Tactical”) is the member manager of TOCU. GCCU and TOCU hold the securities reported herein for the benefit of their respective investors, in their respective investment advisory accounts managed by PIMCO, and each such fund has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities that it holds. Michelle Wilson-Clarke and Julie O’Hara, who are directors of PIMCO Global and PIMCO Tactical, share voting and investment discretion with respect to the securities held of record by GCCU and TOCU and may be deemed to have shared beneficial ownership of the securities held directly by TOCU and GCCU. The address of GCCU and TOCU is Windward 3, Regatta Office Park, West Bay Road, PO Box 30872, Grand Cayman KY1-1204, Cayman Islands.

(16)	Consists of 4,501,770 shares of Common Stock held by CMS Medical Venture Investment (HK) Limited (“CMS HK”). CMS HK is a wholly owned subsidiary of China Medical System Holdings Limited (“CMS”). Each of CMS HK and CMS is deemed to be the beneficial owner with shared dispositive and voting power with respect to the shares of Common Stock held by CMS HK. The principal business address of CMS HK and CMS is Unit 2106, 21/F, Island Place Tower, 510 King’s Road, North Point, Hong Kong, China.

(17)	Consists of 1,224,391 shares of Common Stock and warrants to purchase up to 3,008,000 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions — Legacy Gelesis Pre-Business Combination

PureTech

In December 2009, Legacy Gelesis entered into a royalty and sublicense income agreement with PureTech under which Legacy Gelesis is required to pay PureTech a 2.0% royalty on net product sales received as a result of developing hydrogel-based products and technology using the intellectual property it licenses from PureTech. The royalty rate is subject to certain downward adjustments in the event Legacy Gelesis is required to pay third parties to obtain a license to intellectual property rights that are necessary for it to develop or commercialize its products. Legacy Gelesis’ obligation to pay royalties to PureTech will terminate upon termination of its license agreement with One.

In June 2019, Legacy Gelesis executed a sublease agreement with PureTech. With respect to the sublease, Legacy Gelesis incurred general and administrative costs for management services provided by PureTech totaling $0.5 million during each of the years ended December 31, 2021 and 2020, respectively. Legacy Gelesis incurred royalty expense of $0.2 million and less than $0.1 million in connection with the PureTech royalty agreement during the years ended December 31, 2021 and 2020, respectively. Legacy Gelesis had outstanding current liabilities to PureTech of $0.1 million and less than $0.1 million at December 31, 2021 and 2020, respectively.

On December 13, 2021, Legacy Gelesis entered into the Bridge Financing, executing convertible promissory note agreements in the aggregate amount of $27.0 million, including a note agreement in the aggregate amount of $15.0 million payable to PureTech. These convertible promissory notes bore interest at 10.0% and were settled in cash for principal plus accrued interest on January 19, 2022.

One S.r.l

Consulting Agreement with Founder of One

In 2008, in connection with our entry into a patent license and assignment agreement with One, we and one of the founders of One, who is also a stockholder of Legacy Gelesis, executed a consulting agreement for the development of the underlying intellectual property. We incurred costs for consulting services received from such founder totaling $0.3 million during each of the years ended December 31, 2021 and 2020, respectively. We had outstanding accrued expenses to the founder of less than $0.1 million at December 31, 2021 and 2020, respectively.

Acquisition of One

In connection with an amended and restated master agreement with One, Gelesis S.r.l., a variable interest entity of Legacy Gelesis, acquired a 10.0% equity interest in One. No payments related to the acquisition were made to One shareholders by Legacy Gelesis during the years ended December 31, 2021 and 2020. Legacy Gelesis had remaining undiscounted payments of €5.0 million due to One as of December 31, 2021 and 2020 (approximately $5.7 million and $6.1 million at December 31, 2021 and 2020, respectively).

Additionally, Legacy Gelesis incurred royalty expense of $0.2 million and less than $0.1 million in connection with the One royalty agreement during the years ended December 31, 2021 and 2020, respectively.

CMS Strategic Partnership

In June 2020, we entered into a strategic partnership with CMS for the commercialization of Plenity in Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates. In connection with this agreement, we sold 1,158,077 shares of Series 3 Growth to CMS for an aggregate purchase price of $20.0 million. In addition, we granted CMS a license to use our intellectual property and the rights to sell Plenity in the aforementioned territory in exchange for a one-time, non- refundable and non-creditable upfront fee of $15.0 million, a time-based milestone payment of $5.0 million, with the potential for an additional $388.0 million in future regulatory and sales milestone payments with the potential for an additional $388.0 million in future regulatory and sales milestone payments based on the aggregate net sales of all products in the aforementioned territory during a calendar year. At December 31, 2021, the regulatory milestone and sales milestone had not been met.

RIF Transaction

In connection with the loan and equity agreement with RIF that we entered into in August 2020, we received $12.3 million from RIF as an equity investment that can be called by us beginning in December 2023 and ending in December 2026 by paying the investment plus 15.0% percent annual interest, or put by RIF starting in January 2027 and ending in December 2027 for the investment amount plus 3.175% percent annual interest. RIF held approximately 22% of the equity of Gelesis S.r.l. at December 31, 2020. In addition, the shareholders of RIF provided Gelesis with a loan for $17.6 million with a fixed interest rate of 6.35% per annum.

Policies and Procedures for Related Party Transactions Following the Business Combination

Upon consummation of the Business Combination, we adopted a written related person transaction approval and disclosure policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our officers or one of our directors;

•	any person who is known by us to be the beneficial owner of more than five percent (5%) of its voting stock;

•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and

•	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, each potential related party transaction will be reviewed by, and require the approval of, a majority of the disinterested members of our Board.

Indemnification Of Directors And Officers

In connection with the Closing of the Business Combination, we entered into indemnification agreements with each of our directors and executive officers, the form of which is attached as an exhibit to this Amended Report. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Other Transactions

We have entered into compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, which are, when required, described herein under Item 10. Directors, Executive Officers and Corporate Governance and Item 11. Executive Compensation.

Certain Relationships and Related Person Transactions — CPSR Pre-Business Combination

On February 26, 2020, the Sponsor purchased an aggregate of 5,750,000 Founders Shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In March 2020, the Sponsor transferred 15,000 Founders Shares to each of Kathryn Cavanaugh and John Ghiselli and 22,500 Founders Shares to James Whittenburg, each previously directors of CPSR. On July 1, 2020, we effected a stock dividend of 1,150,000 shares of CPSR Class B Common Stock, resulting in the CPSR Initial Stockholders holding an aggregate of 6,900,000 Founders Shares.

The Sponsor purchased an aggregate of 7,520,000 Private Placement Warrants in connection with the CPSR Initial Public Offering, at a price of $1.00 per warrant, or $7,520,000 in the aggregate. Each Private Placement Warrant entitled the holder to purchase one share of Class A Common Stock at $11.50 per share. The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Business Combination.

CPSR sub-leased its executive offices at 405 West 14th Street, Austin, TX 78701 from an affiliate of the Sponsor. Commencing upon consummation of the CPSR Initial Public Offering, CPSR reimbursed the Sponsor for office space, secretarial and administrative services provided to members of its management team in an amount not to exceed $10,000 per month. Upon completion of the Business Combination or liquidation, CPSR ceased paying these monthly fees.

CPSR’s officers and directors are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on CPSR’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. CPSR’s audit committee reviews on a quarterly basis all payments that were made to the Sponsor, CPSR’s officers, directors or its or their affiliates.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or CPSR’s officers and directors may, but were not obligated to, loan CPSR funds as may be required in the form of a working capital loan. Upon completion of the Business Combination, CPSR would repay the working capital loans out of the proceeds of the Trust Account released to CPSR. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to$1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Certain Relationships and Related Person Transactions — Gelesis Holdings, Inc.

Policies and Procedures for Related Person Transactions

Disinterested members of our Board have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between Gelesis Holdings, Inc. and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest.

We have adopted a formal written policy for the review and approval of transactions with related persons. Such policy requires, among other things, that:

•	Disinterested members of our Board shall review the material facts of all related person transactions.

•	In reviewing any related person transaction, the disinterested members of our Board will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

•	In connection with its review of any related person transaction, management will provide the disinterested directors with all material information regarding such related person transaction, the interest of the related person and any potential disclosure obligations of Gelesis Holdings, Inc. in connection with such related person transaction.

•	If a related person transaction will be ongoing, the disinterested directors may establish guidelines for management to follow in its ongoing dealings with the related person.

All of the transactions described above were entered into prior to the adoption of this policy.

Accordingly, each was approved by disinterested members of Gelesis’ or CPSR’s (as applicable) board of directors after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third-party.

Director Independence

Our Board of Directors has determined that all of our directors other than Mr. Zohar are independent under applicable SEC rules and NYSE listing standards. Applying these same rules, our Board has determined that all members of the audit committee, the compensation committee, and the nominating and corporate governance committee are independent.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Marcum LLP (“Marcum”), New York, NY, PCAOB ID Number 688. The following is a summary of fees paid or to be paid to Marcum for services rendered.

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

Pre-Approval of Services. The audit committee has a policy requiring it to pre-approve all audit and non-audit services performed by the Company’s independent auditors. The audit committee may delegate pre-approval authority to one or more members of the audit committee, including the Chair of the audit committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. When pre-approving all services by the independent auditor, the audit committee may consider whether the provision of the services is compatible with maintaining the independent auditor’s independence.

During our 2021 fiscal year, all audit, audit-related, tax fees and other fees for services performed by Marcum were pre-approved by the audit committee in compliance with applicable SEC requirements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)  Exhibits:

The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of July 19, 2021, by and among Capstar Special Purpose Acquisition Corp., CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
2.2	Amendment to Business Combination Agreement, dated as of November 8, 2021, by and among Capstar Special Purpose Acquisition Corp., CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc. (incorporated by reference to Annex A-1 to the Proxy Statement/Prospectus filed by the Company on December 27, 2021)
2.3	Second Amendment to Business Combination Agreement, dated as of December 30, 2021, by and among Capstar Special Purpose Acquisition Corp., CPSR Gelesis Merger Sub, Inc. and Gelesis, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on January 3, 2022).
3.1	Amended and Restated Certificate of Incorporation of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
3.2	Amended and Restated Bylaws of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
4.1	Warrant Agreement, dated July 1, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Capstar Special Purpose Acquisition Corp. on July 8, 2020).
4.2†	Amended and Restated Registration and Stockholder Rights Agreement, dated January 13, 2021, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
4.3	Description of Securities of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
10.1	Form of Sponsor Letter Agreement (incorporated by reference to Exhibit A to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.2	Amendment to Sponsor Letter Agreement, dated as of November 8, 2021 (incorporated by reference to Annex A-2 to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit B to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.4	Form of Transaction Support Agreement (incorporated by reference to Exhibit C to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.5	Form of Amended and Restated Registration and Stockholder Rights Agreement (incorporated by reference to Exhibit D to Annex A to the Proxy Statement/Prospectus filed by the Company on December 27, 2021).
10.6+	Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.7+	Gelesis Holdings, Inc. 2016 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by the Company on August 10, 2021).

10.8+	Gelesis Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
10.9	Royalty Assignment Agreement, dated as of December 18, 2009, by and among PureTech Ventures, LLC, Gelesis, Inc. and Gelesis LP (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021)
10.10††	Second Amended and Restated Supply and Distribution Agreement, dated July 1, 2021, by and between Roman Health Pharmacy LLC and Gelesis, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021)
10.11††	Pharmaceutical Distribution Agreement, dated as of Feb 12, 2020, between Gelesis, Inc. and Specialty Medical Drugstore, LLC (d/b/a GoGoMeds) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021)
10.12††	License, Collaboration and Supply Agreement, dated June 18, 2020, by and between Gelesis, Inc. and CMS Bridging DMCC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by the Company on October 5, 2021).
10.13+	Employment Agreement, dated as of July 16, 2021, by and between Gelesis Holdings, Inc. and Yishai Zohar (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.14+	Employment Agreement, dated as of July 27, 2021, by and between Gelesis Holdings, Inc. and David Pass (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.15+	Employment Agreement, dated as of July 19, 2021, by and between Gelesis Holdings, Inc. and Elliot Maltz (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.16	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
10.17	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Company on January 20, 2022).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
24.1	Power of Attorney (included on the signature page of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
31.3*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.2 of the Annual Report on Form 10-K filed by the Company on April 1, 2022).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

††	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2022

GELESIS HOLDINGS, INC.

/s/ Yishai Zohar
Name: Yishai Zohar
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yishai Zohar
Yishai Zohar	Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2022
/s/ Elliot Maltz
Elliot Maltz	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2022