Form 10-Q
period 2022-03-31
GELESIS HOLDINGS, INC.
filed 2022-05-12
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39362

Gelesis Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4730610
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Boylston Street, Suite 6102, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 456-4718

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GLS	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	GLS WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022, the registrant had 72,390,413 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our future results of operations and financial position, our business strategy, the realization of our order backlog, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, market growth, trends, events and the objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•
our ability to raise financing in the future, if and when needed;
•
our ability to continue as a going concern;
•
our ability to achieve and maintain widespread market acceptance of Plenity, including building brand recognition and loyalty, increasing sales, and achieving commercial success;
•
the impact of current and future applicable laws and regulations, whether in the United States or foreign countries, and our ability to comply with such laws and regulations;
•
our ability to produce adequate supply of Plenity, including its ability to continue to invest in manufacturing capacity and to build additional manufacturing sites;
•
risks related to the development of the telehealth market and regulations related to remote healthcare;
•
global economic, political and social conditions and uncertainties in the markets that we serve, including risks and uncertainties caused by the COVID-19 pandemic or other natural or man-made disasters;
•
our ability to enter into additional strategic collaborations with third parties, to acquire businesses or products or form strategic alliances in the future and to realize the benefits of such collaborations, acquisitions and alliances;
•
our ability to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect Plenity and our ability to prevent third parties from infringing on our proprietary technology;
•
the risk that a third-party’s activities, including with respect to third parties that we have granted outlicenses to or granted limited exclusive or non-exclusive commercial rights, may overlap or interfere with the commercialization of Plenity or that we become dependent on such arrangements;
•
our ability to successfully develop and expand our operations and manufacturing and to effectively manage such growth;
•
risks related to our suppliers and distributors, including the loss of such suppliers or distributors, or their inability to provide adequate supply of materials or distribution;
•
our ability to retain our senior executive officers and to attract and keep senior management and key scientific and commercial personnel;
•
our ability to identify and discover additional product candidates and to obtain and maintain regulatory approval for such candidates;
•
risks related to potential product liability exposure for Plenity or other future product candidates;
•
risks related to adverse publicity in the weight management industry, changes in the perception of our brands, and the impact of negative information or inaccurate information about us on social media;
•
our ability to generate product sales and to reduce operating losses going forward;
•
our ability to accurately forecast revenue and appropriately monitor its associated expenses in the future;

1

•
our ability to compete against other weight management and wellness industry participants or other more effective or more favorably perceived weight management methods, including pharmaceuticals, devices and surgical procedures;
•
foreign currency fluctuations and inflation;
•
failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows; and
•
our ability to successfully protect against security breaches and other disruptions to our information technology structure.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report and the information incorporated by reference herein will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,985	$28,397
Accounts receivable	579	731
Grants receivable	9,183	9,172
Inventories	16,276	13,503
Prepaid expenses and other current assets	13,043	14,203
Total current assets	73,066	66,006
Property and equipment, net	58,321	58,515
Operating lease right-of-use assets	1,877	2,016
Intangible assets, net	15,113	15,680
Other assets	4,502	4,084
Total assets	$152,879	$146,301
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including due to related party of $345 and $147, respectively	$13,241	$10,066
Accrued expenses and other current liabilities, including due to related party of $2,934 and $5,664 respectively	10,124	13,660
Deferred income	25,533	32,370
Operating lease liabilities	548	541
Convertible promissory notes due to related party, held at fair value	—	27,128
Notes payable	2,001	1,950
Warrant liabilities	—	15,821
Total current liabilities	51,447	101,536
Deferred income	9,984	8,914
Operating lease liabilities	1,374	1,519
Notes payable, including due to related party of $16,191 and $16,523, respectively	33,958	35,131
Warrant liabilities	3,730	—
Earnout liability	25,002	—
Other long-term liabilities, including due to related party of $2,623 and $2,416, respectively	5,643	5,588
Total liabilities	131,138	152,688
Commitments and contingencies (Note 19)
Noncontrolling interest	11,704	11,855
Redeemable convertible preferred stock, $0.0001 par value – zero shares issued and outstanding at March 31, 2022; 51,730,762 shares authorized at December 31, 2021; and 48,566,655 shares issued and outstanding at December 31, 2021	—	311,594
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value - 250,000,000 shares authorized at March 31, 2022; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value – 900,000,000 shares authorized at March 31, 2022; 72,390,413 shares issued and outstanding at March 31, 2022; 125,961,571 shares authorized at December 31, 2021; 6,248,192 shares issued and outstanding at December 31, 2021	7	1
Additional paid-in capital	281,246	(64,549)
Accumulated other comprehensive income	82	219
Accumulated deficit	(271,298)	(265,507)
Total stockholders’ equity (deficit)	10,037	(329,836)
Total liabilities, noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit)	$152,879	$146,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$7,514	$3,101
Total revenue, net	7,514	3,101
Operating expenses:
Costs of goods sold, including related party expenses of $301 and $124, respectively	4,913	2,816
Selling, general and administrative, including related party expenses of $126 and $184, respectively	37,706	11,945
Research and development, including related party expenses of $62 and $66, respectively	7,410	4,376
Amortization of intangible assets	567	567
Total operating expenses	50,596	19,704
Loss from operations	(43,082)	(16,603)
Change in the fair value of earnout liability	33,869	—
Change in the fair value of convertible promissory notes	(156)	—
Change in the fair value of warrants	3,484	(2,074)
Interest expense, net	(135)	(361)
Other income, net	317	469
Loss before income taxes	(5,703)	(18,569)
Provision for income taxes	—	17
Net loss	(5,703)	(18,586)
Accretion of senior preferred stock to redemption value	(37,934)	(33,761)
Accretion of noncontrolling interest put option to redemption value	(88)	(94)
Net loss attributable to common stockholders	$(43,725)	$(52,441)
Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(9.38)
Weighted average common shares outstanding—basic and diluted	62,743,154	5,589,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,703)	$(18,586)
Other comprehensive loss:
Foreign currency translation adjustment	(137)	(411)
Total other comprehensive loss	(137)	(411)
Comprehensive loss	$(5,840)	$(18,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$12,429	18,446,525	$213,211	2,155,490	$1	$23,907	$938	$(171,784)	$(146,938)
Retroactive application of recapitalization	—	29,367,421	—	3,431,604	—	—	—	—	—
Adjusted Balance at December 31, 2020	$12,429	47,813,946	$213,211	5,587,094	$1	$23,907	$938	$(171,784)	$(146,938)
Accretion of senior preferred stock to redemption value	—	—	33,761	—	—	(33,761)	—	—	(33,761)
Exercise of Series A-3 warrants	—	617,390	2,997	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	1,455	—	—	1,455
Exercise of share-based awards	—	—	—	2,634	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	94	—	—	—	—	—	—	(94)	(94)
Foreign currency translation adjustment	(546)	—	—	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	—	—	(18,586)	(18,586)
Balance at March 31, 2021	$11,977	48,431,336	$249,969	5,589,728	$2	$(8,395)	$527	$(190,464)	$(198,331)

Balance at December 31, 2021	$11,855	18,736,936	$311,594	2,410,552	$1	$(64,549)	$219	$(265,507)	$(329,836)
Retroactive application of recapitalization	—	29,829,719	—	3,837,640	—	—	—	—	—
Adjusted Balance at December 31, 2021	$11,855	48,566,655	$311,594	6,248,192	$1	$(64,549)	$219	$(265,507)	$(329,836)
Accretion of Legacy Gelesis senior preferred stock to redemption value prior to Business Combination	—	—	37,934	—	—	(37,934)	—	—	(37,934)
Conversion of Legacy Gelesis convertible preferred stock into common stock upon Business Combination	—	(48,566,655)	(349,528)	48,566,655	—	349,528	—	—	349,528
Proceeds from Business Combination, net of issuance costs and assumed liabilities (Note 3)	—	—	—	17,399,440	6	70,472	—	—	70,478
Conversion of Legacy Gelesis preferred stock warrants into common stock warrants upon Business Combination	—	—	—	—	—	16,747	—	—	16,747
Recognition of earnout liability upon Business Combination	—	—	—	—	—	(58,871)	—	—	(58,871)
Assumed private placement warrant liability upon Business Combination	—	—	—	—	—	(8,140)	—	—	(8,140)
Stock based compensation expense	—	—	—	—	—	13,989	—	—	13,989
Exercise of warrants	—	—	—	176,126	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	88	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	(239)	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	—	(5,703)	(5,703)
Balance at March 31, 2022	$11,704	—	—	72,390,413	$7	$281,246	$82	$(271,298)	$10,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,703)	$(18,586)
Adjustments to reconcile net loss to net cash used in operating activities:		.
Amortization of intangible assets	567	567
Reduction in carrying amount of right-of-use assets	132	41
Depreciation	1,019	174
Stock-based compensation	13,989	1,455
Unrealized loss on foreign currency transactions	65	143
Noncash interest expense	40	19
Accretion on marketable securities	—	(1)
Change in the fair value of earnout liability	(33,869)	—
Change in the fair value of warrants	(3,484)	2,074
Change in the fair value of convertible promissory notes	156	—
Change in fair value of One S.r.l. call option	258	48
Changes in operating assets and liabilities:
Account receivables	(1,177)	(169)
Grants receivable	(198)	(1,273)
Prepaid expenses and other current assets	(2,010)	318
Inventories	(2,888)	846
Other assets	—	(1,222)
Accounts payable	3,502	(1,192)
Accrued expenses and other current liabilities	528	200
Operating lease liabilities	(134)	(37)
Deferred income	(5,550)	8,459
Other long-term liabilities	(426)	(158)
Net cash used in operating activities	(35,183)	(8,294)
Cash flows from investing activities:
Purchases of property and equipment	(1,963)	(6,354)
Maturities of marketable securities	—	24,000
Net cash (used in) provided by investing activities	(1,963)	17,646
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs	70,478	—
Principal repayment of notes payable	(418)	(186)
Repayment of convertible promissory notes due to related party, held at fair value	(27,284)	—
Proceeds from issuance of promissory notes (net of issuance costs of $0 and $30, respectively)	—	3,506
Proceeds from the exercise of warrants	4	10
Proceeds from exercise of share-based awards	—	4
Net cash provided by financing activities	42,780	3,334
Effect of exchange rates on cash	(46)	(973)
Net increase in cash	5,588	11,713
Cash and cash equivalents at beginning of year	28,397	48,144
Cash and cash equivalents at end of period	$33,985	$59,857
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expense	$1,721	$889
Recognition of earnout liability	$58,871	—
Recognition of private placement warrant liability	$8,140	—
Supplemental cash flow information:
Interest paid on notes payable	$95	$43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.
Nature of the Business and Basis of Presentation

Nature of Business

Gelesis Holdings, Inc., or the Company, formerly known as Capstar Special Purpose Acquisition Corp. or “CPSR”, is a commercial stage biotherapeutics company incorporated under the laws of the State of Delaware. The Company aims to transform weight management through proprietary biomimetic hydrogel technology, inspired by the compositional and mechanical properties of raw vegetables. Since its inception, the Company has devoted substantially all of its efforts to business planning, licensing technology, research and development, commercial activities, recruiting management and technical staff and raising capital and has financed its operations through the issuance of redeemable convertible preferred and common stock, a license and collaboration agreement, supply and distribution agreements, long-term loans, convertible bridge note financings, and government grants.

The Company currently manufactures and markets its first product, Plenity® (the “Product”), which is based on a proprietary hydrogel technology. Plenity® received de novo clearance from the FDA on April 12, 2019 as a Class II medical device to aid in weight management in adults with excess weight or obesity, Body Mass Index (BMI) of 25 to 40 kg/m2, when used in conjunction with diet and exercise. In June 2019, the Company received approval to market Plenity in Europe through a Conformité Européenne (CE) mark for Plenity as a class III medical device indicated for weight loss in overweight and obese adults with a Body Mass Index (BMI) of 25-40 kg/m2, when used in conjunction with diet and exercise. Plenity, which is available by prescription in the United States, became available for first commercial sale in May 2020 to a limited number of consumers. In October 2020, availability was increased to test commercial interest and consumer experience. Activities associated with a full commercial launch of Plenity in the United States began in late 2021, and in February 2022, the Company launched the first national broad awareness media campaign for the product.

On July 19, 2021, Gelesis, Inc. (together with its consolidated subsidiaries, “Legacy Gelesis”) entered into a Business Combination Agreement (“Business Combination Agreement”) with CPSR, a special purpose acquisition company. On January 13, 2022, CPSR, a Delaware corporation and the predecessor company consummated the previously announced business combination (“Business Combination”), pursuant to the terms of the Business Combination Agreement, dated as of July 19, 2021 (as amended on November 8, 2021 and December 30, 2021), by and among CPSR, CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”), and Legacy Gelesis. Pursuant to the Business Combination Agreement, on the closing date, (i) Merger Sub merged with and into Legacy Gelesis (the “Merger”), with Legacy Gelesis as the surviving company in the Merger, and, after giving effect to such Merger, Legacy Gelesis became a wholly-owned subsidiary of CPSR and (ii) CPSR changed its name to “Gelesis Holdings, Inc.” (together with its consolidated subsidiaries, “Gelesis Holdings”). The Business Combination, together with the PIPE financing and the sale of the backstop purchase shares, generated approximately $105 million in gross proceeds and $70.5 million in net proceeds (See Note 3). On January 14, 2022, Gelesis Holdings’ securities began trading on the New York Stock Exchange under the symbols “GLS” and “GLS.W”.

The Business Combination was accounted for as a reverse recapitalization in conformity with accounting principles generally accepted in the United States. Under this method of accounting, CPSR has been treated as the "acquired" company for financial reporting purposes. This determination was primarily based on the Legacy Gelesis’ stockholders comprising a relative majority of the voting power of the combined company, the Legacy Gelesis’ operations prior to the acquisition comprising the only ongoing operations of Gelesis Holdings, the majority of Gelesis Holdings’ board of directors appointment by Legacy Gelesis, and Legacy Gelesis’ senior management comprising the entirety of the senior management of Gelesis Holdings. Accordingly, for accounting purposes, the consolidated financial statements of Gelesis Holdings will represent a continuation of the consolidated financial statements of Legacy Gelesis with the Business Combination being treated as the equivalent of Legacy Gelesis issuing stock for the net assets of CPSR, accompanied by a recapitalization. The net assets of CPSR will be stated at historical costs, with no goodwill or other intangible assets recorded.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a history of incurring substantial operating losses and has financed its operations primarily from the issuance of equity, promissory notes, government grants, supply and distribution agreements and collaborations and licensing arrangements. The Company expects such operating losses and negative cash flows from operations will continue in 2022. Even with proceeds from the Business Combination, the Company expects its cash on hand as of the date of the condensed consolidated financial statements and collection of accounts and grants receivable will only be sufficient to meet the Company’s obligations into the first quarter of 2023, and not at least twelve months beyond the date of issuance of the condensed consolidated financial statements. However, the extension of the Company's cash runway into the first quarter of 2023 is only achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to the Company's discretionary sales and marketing activities and manufacturing and supply chain functions, and prior to considerations for any additional funding. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and may adversely impact the sale of Plenity.

The Company will need to raise additional capital in future periods to fund its operations. The Company will seek to raise necessary funds through a combination of equity issuances, debt financings, strategic collaborations and licensing arrangements, government grants, or other financing mechanisms. The Company’s ability to fund the completion of its ongoing and planned clinical studies, as well as its regulatory and commercial efforts, may be substantially dependent upon whether the Company can obtain sufficient funding at acceptable terms. If adequate sources of funding are not available to the Company, the Company may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, and reduce its headcount. Additionally, the Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of the full-scope product commercialization in targeted markets, clinical trials and preclinical studies, the impact of the COVID-19 pandemic on the Company’s supply chain and results of operations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and development by competitors of technological innovations.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”).

The Company consolidates those entities where it has a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. The Company’s condensed consolidated financial statements include the accounts of the Company, its two wholly-owned subsidiaries and a variable interest entity (“VIE”), Gelesis S.r.l., in which the Company has a controlling interest and is the primary beneficiary. The noncontrolling interest attributable to the Company’s VIE is presented as a separate component from stockholders’ equity (deficit) in the condensed consolidated balance sheets and as a noncontrolling interest in the condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. The consolidation status of a VIE may change as a result of such reassessments. Changes in consolidation status are applied prospectively in accordance with U.S. GAAP.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or financial position.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Subsequent Event(s)

The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all events and transactions through the date these condensed consolidated financial statements were filed with the Securities and Exchange Commission (“SEC”) or were available to be issued.

Fair Value of Financial Instruments

The guidance in FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

The Company’s earnout liability, private placement warrants, and call option liability are recorded at fair value on a recurring basis. The carrying amount of accounts receivable, grants receivable, accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The carrying amount of notes payable is also considered to be a reasonable estimate of the fair value based on the nature of the debt and that the debt bears interest at the prevailing market rate for instruments with similar characteristics. The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above.

Earnout Liability: In connection with the Business Combination, Legacy Gelesis equityholders received the right to receive additional common stock upon the achievement of certain earnout targets. As the earnout consideration contains a settlement provision that precludes it from being indexed to the Company’s stock, it is classified as a liability held at fair value in accordance ASC 815 and the instrument is adjusted to fair value at each reporting period. In determining the fair value of the earnout liability at inception and on a recurring basis, the Company utilizes the Monte Carlo simulation value model where the fair value of the earnout is the present value of a distribution of potential outcomes on a daily basis over the term of the earnout period.

Private Placement Warrant Liability: The Private Placement Warrants are recognized as liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities held at fair value and adjusts the instruments to fair value at each reporting period. In determining the fair value of the Private Placement Warrant liability, the Company utilized a modified Monte Carlo simulation value model at inception and on a recurring basis.

One Srl Call Option: In connection with the October 2020 amended agreement with One Srl, the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment. The One Srl call option was recorded as a liability held at fair value at the date of issuance and is remeasured at each subsequent reporting date with changes in fair value recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Fair value is determined using a Black-Scholes option pricing model.

Revenue Recognition

Product Revenue

The Company commercializes Plenity in the U.S. markets principally through synergistic partnerships with online pharmacies and telehealth providers, which in turn sell Plenity directly to patients based on prescriptions. Outside the U.S., the Company primarily seeks collaborations with strategic partners to market Plenity and obtain necessary regulatory approvals as necessary.

Product revenue is recognized by the Company in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services when the customer obtains control of the product, which occurs at a point in time, when the product is received by the Company's customers.

Reserves for Variable Consideration

Revenues from product sales are recorded as product revenue at the net sales price (transaction price), which includes estimates of variable consideration that are reimbursable to customers for which reserves are established and which result from (a) shipping charges to end-users, (b) pharmacy dispensing and platform fees, (c) merchant and processing fees, (d) promotional discounts offered by the Company to end-users, and (e) reserves for expected product quality returns. These reserves for contractual adjustments are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than the customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract(s). The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from the Company's estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The Company has no plan to seek government or commercial payor reimbursements in the US or the overseas markets. Therefore, reserves for variable consideration do not contain any components related to government and payor rebates or chargebacks.

Product Returns

The Company generally does not accept customer returns, except for product quality related cases. The Company evaluates quality related returns and adjusts the corresponding product warranty reserves and liabilities at least quarterly and at the end of each reporting period.

Stock-Based Compensation

Effective January 1, 2020, the Company accounts for all stock-based compensation awards granted to employees and non-employees in accordance with ASC 718, Compensation – Stock Compensation. The Company’s stock-based compensation consist primarily of stock options. The measurement date for share-based awards is the date of grant, and stock-based compensation costs are recognized as expense over the respective requisite service periods, which are typically the vesting period. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

•
exercise price: The exercise price is the fair market value on grant date, which shall mean the closing sale price of common stock, as reported on such market on that date (or if there are no market quotations for such date, the determination shall be made by reference to the last date preceding such date for which there are market quotations);
•
expected volatility: As the Company was previously a privately-owned company, there is not sufficient historical volatility for the expected term of the options. Therefore, the Company used an average historical share price volatility based on an analysis of reported data for a peer group of comparable companies for which historical information is available. For these analyses, the Company selects companies with comparable characteristics to itself including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The Company intends to consistently apply this process using representative companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available;
•
risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption;
•
expected term, which is calculated using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches;
•
dividend yield, which is zero based on the fact that the Company never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Since the adoption of ASU 2018-07 on January 1, 2020, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period. Stock-based compensation expense is classified in the condensed consolidated statements of operations based on the function to which the related services are provided. Forfeitures are recorded as they occur.

3.
Business Combination and Reverse Recapitalization

As discussed in Note 1, on January 13, 2022, the Company consummated the Business Combination pursuant to the Business Combination Agreement with CPSR dated July 19, 2021, as amended on November 8, 2021 and December 30, 2021. Concurrently

with the execution of the Business Combination Agreement, CPSR entered into subscription agreements with certain investors (the “PIPE Investors”). Pursuant to the subscription agreements, the PIPE Investors purchased an aggregate of 9,000,000 shares of CPSR’s Class A common stock (the “PIPE Investment”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $90.0 million. The PIPE Investment was consummated in connection with the closing. On December 30, 2021, CPSR entered into a backstop agreement (the “Backstop Agreement”) with certain investors (the “Backstop Investors”). Pursuant to the Backstop Agreement, the Backstop Investors purchased an aggregate of 744,217 shares of CPSR’s Class A common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $7.4 million. Additionally, CPSR issued the Backstop Investors 1,983,750 shares of CPSR Class A common stock as additional consideration. The Backstop Agreement was consummated in connection with the closing.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CPSR, who was the legal acquirer, was treated as the acquired company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Gelesis issuing stock for the net assets of CPSR, accompanied by a recapitalization.

In connection with the Business Combination, the Company incurred approximately $37.2 million of costs, consisting of underwriting, legal, and other professional fees, $34.5 million of which were direct transaction costs and recorded to additional paid-in capital as a reduction of proceeds and $2.7 million of which were not directly attributable to the Business Combination and recorded as an expense in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

The following table summarizes the net proceeds from the Business Combination, as reconciled to the accompanying condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholder’s equity (deficit) and the condensed consolidated statements of cash flows:

Amount
Cash - CPSR trust and cash (net of redemptions)	$7,558
Cash - PIPE Investment	90,000
Cash - Backstop Agreement	7,442
Gross proceeds	$105,000
Less: transaction costs, advisory fees and liabilities paid	(34,522)
Net proceeds from the Business Combination	$70,478

Immediately prior to closing of the Business Combination, Legacy Gelesis common stock was split according to the exchange ratio of 2.59, which was determined pursuant to the Business Combination Agreement and based on Legacy Gelesis’ implied price per share prior to the Business Combination. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. For periods prior to the Business Combination, in the accompanying condensed consolidated financial statements, the reported share and per share amounts have been retroactively converted (“Retroactive Application of Recapitalization”) by applying the exchange ratio. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Gelesis

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable convertible preferred stock converted into Legacy Gelesis common stock and was subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis.

Immediately prior to the closing of the Business Combination, Legacy Gelesis stock options and restricted stock units (“RSU”) were split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders of Legacy Gelesis stock options received a stock option to purchase shares of the Company’s common stock on a one-to-one basis and holder of Legacy Gelesis RSUs received RSUs of the Company on a one-to-one basis.

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis.

Immediately prior to the closing of the Business Combination, Legacy Gelesis common warrants were split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis.

The number of shares of common stock issued and outstanding immediately following the consummation of the Business Combination was as follows:

Common Stock
CPSR Public Stockholders	755,223
CPSR Sponsor Stockholders	4,916,250
Total CPSR Stockholders	5,671,473
Common stock issued to Gelesis Legacy Equityholders	54,814,847
Common stock issued to PIPE Investors and Backstop Agreement	11,727,967
Total common stock immediately after Closing	72,214,287

Earnout Shares

In addition, each holder of Legacy Gelesis common stock, Legacy Gelesis options and Legacy Gelesis warrants will receive a pro rata portion of up to 23,482,845 restricted earnout shares of Gelesis Holding’s common stock, which will be issued and vest in equal thirds if the trading price of the Company’s common stock is greater than or equal to $12.50, $15.00 and $17.50, respectively, for any twenty (20) trading days within any thirty (30)-trading day period on or prior to the date that is five years following the close of the Business Combination and will also vest in connection with any change of control transaction with respect to the Company if the applicable thresholds are met in such change of control transaction during the earnout period (each a “Triggering Event”).

The Company determined 18,758,241 earnout shares are considered a contingent consideration arrangement in accordance with ASC 815, and recorded a liability upon the closing of the Business Combination of $58.9 million (see Note 14). The Company determined the remaining 4,724,604 earnout shares, which pertain to Legacy Gelesis equity awards, are incremental compensation in accordance with ASC 718 and equity classified. The total fair value of incremental compensation cost at the close of Business Combination was $14.8 million which will be expensed according to the vesting terms of the original underlying equity awards. The total incremental compensation cost, pertaining to Legacy Gelesis equity awards which had previously vested, was $11.4 million, of which $7.0 million and $4.4 million was recognized immediately following the close of the Business Combination as expense in selling, general and administrative expense and research and development expense, respectively, in the accompanying condensed consolidated statements of operations.

Public Warrants and Private Placement Warrants

Upon the closing of the Business Combination, the Company assumed 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants. The Company determined the Public Warrants qualified as equity instruments in accordance with ASC 815 and reclassified the Public Warrants from liability to equity classification and the carrying value of $7.1 million was transferred to APIC on the accompanying condensed consolidated balance sheets. The Company determined the Private Placement Warrants met the definition of a liability under ASC 815 and recorded a liability reflecting the fair value of the Private Placement Warrants of $8.1 million. See Note 13 and Note 15 for further information on the Private Placement and Public Warrants, respectively.

4.
Fair Value Measurements

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following at March 31, 2022 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Earnout liability (See Note 14)	$25,002	$—	$—	$25,002
Private placement warrant liability (see Note 13)	3,730	—	—	3,730
One Srl call option (see Note 11)	2,623	—	—	2,623
Total liabilities measured at fair value	$31,355	$—	$—	$31,355

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following at December 31, 2021 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Convertible promissory notes (see Note 12)	$27,128	$—	$—	$27,128
Legacy Gelesis preferred stock warrants (See Note 13)	15,821	—	—	15,821
One Srl call option (see Note 11)	2,416	—	—	2,416
Total liabilities measured at fair value	$45,365	$—	$—	$45,365

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the three months ended March 31, 2022:

	Convertible Promissory Notes	Legacy Gelesis Redeemable Preferred Stock Warrants Liabilities	One Srl Call Option	Earnout Liability	Private Placement Warrant Liability
Balance at December 31, 2021	$27,128	$15,821	$2,416	$—	$—
Assumed upon Business Combination	—	—	—	—	8,140
Recognized upon Business Combination	—	—	—	58,871	—
Changes in fair value	156	926	258	(33,869)	(4,410)
Foreign currency translation (gain)/loss	—	—	(51)	—	—
Conversion and exchange upon Business Combination	—	(16,747)	—	—	—
Settlement	(27,284)
Balance at March 31, 2022	$—	$—	$2,623	$25,002	$3,730

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three months ended March 31, 2022. The fair value measurement of the convertible promissory notes, Legacy Gelesis preferred stock warrant liability, One Srl call option liability, earnout liability and private placement warrant liability utilized inputs not observable in the market and thus represents a Level 3 measurement.

5.
Product Revenue Reserve and Allowance

The Company sells the Product principally to a limited number of customers consisting of telemedicine and online pharmacies, that in turn resell the Product to end-user patients and healthcare providers. Patients are required to have a prescription in order to purchase the Product in the United States.

Roman Health Pharmacy LLC

During the three months ended March 31, 2022 and 2021, the Company recognized $6.7 million and $2.9 million, respectively, of product revenue, net, in the accompanying condensed consolidated statements of operations with respect to Roman Health Pharmacy LLC, or Ro. At March 31, 2022 and December 31, 2021, the Company recorded a deferred income balance of $24.2 million and $31.0 million, respectively, in the accompanying condensed consolidated balance sheets with respect to Ro.

GoGoMeds

During three months ended March 31, 2022 and 2021, the Company recognized $1.1 million and $0.1 million, respectively, of product revenue, net, in the accompanying condensed consolidated statements of operations with respect to Specialty Medical Drugstore, LLC, d/b/a/ GoGoMeds, or GGM. At March 31, 2022 and December 31, 2021, the Company recorded an accounts receivable balance of $0.8 million and $0.8 million, respectively, prior to reserves and allowances, in the accompanying condensed consolidated balance sheets with respect to GGM.

CMS Bridging DMCC

At March 31, 2022 and December 31, 2021, the discounted time-based milestone had a balance of $4.1 million and $4.1 million, respectively, included in other assets in the accompanying condensed consolidated balance sheets. The royalties and other commercial milestones will only be recognized in the periods in which the applicable subsequent sales occur.

Total Product Revenue, net and Reserves

During the three months ended March 31, 2022 and 2021, the Company recognized $7.5 million and $3.1 million, respectively, of product revenue, net in the accompanying condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, the Company had accounts receivable of $0.8 million and $0.7 million, respectively, prior to reserves and allowances. The following table summarizes the activity in the product revenue reserve and allowance during the three months ended March 31, 2022 and 2021 (in thousands):

	At March 31,
	2022	2021
Balance at December 31,	$82	$14
Provision related to product sales	574	295
Credits and payments made	(418)	(297)
Balance at March 31,	$238	$12

At March 31, 2022 and 2021, product related reserve and allowances comprised solely contractual adjustments owed to the Company’s telehealth and online pharmacy partners, which were netted to accounts receivable in the Company’s condensed consolidated balance sheets for the year. Through March 31, 2022, there had been no product related reserves or allowances owed to other parties, including the federal and state governments or their agencies.

6.
Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$9,031	$8,074
Work in process	2,962	2,643
Finished goods	4,283	2,786
Total inventories	$16,276	$13,503

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$1,892	$982
Prepaid insurance	1,279	55
Prepaid manufacturing expenses	1,530	2,624
Prepaid contract research costs	201	262
Research and development tax credit	248	579
Value added tax receivable	6,145	5,633
Deferred financing costs	222	3,855
Income tax receivable	210	213
Investment tax credit	1,316	—
Prepaid expenses and other current assets	$13,043	$14,203

8.
Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$28,269	$28,101
Land and buildings	10,783	10,404
Leasehold improvements	1,582	1,614
Computer equipment and software	476	463
Capitalized software	232	228
Construction in process	22,295	22,097
Property and equipment – at cost	63,637	62,907
Less accumulated depreciation	(5,316)	(4,392)
Property and equipment – net	$58,321	$58,515

The Company owns and operates commercial manufacturing and research and development facilities in Italy, including a 51,000 square foot facility, which the Company expects to further expand to a 88,600 square foot facility, as well as approximately 12 acres of land, where the Company initiated construction of an additional 207,000 square foot facility. Both facilities are near the Town of Lecce in the Puglia region of Italy. Property and equipment classified as construction in process at March 31, 2022 and December 31, 2021 are related to the development of manufacturing lines that have not yet been placed into service at March 31, 2022 and December 31, 2021, respectively.

Depreciation expense was approximately $1.0 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

9.
Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and related benefits	$1,835	$1,384
Accrued professional fees and outside contractors (including due to related party of $156 and $60, respectively)	2,494	4,359
Accrued property, plant and equipment additions	1,557	1,257
Accrued inventory and manufacturing expense	268	128
Unpaid portion of acquisition of intangible asset and investment in related party (see Note 11)	2,778	5,604
Income taxes payable	96	145
Deferred legal fees	738	738
Accrued interest	358	45
Total accrued expenses	$10,124	$13,660

10.
Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Long-term tax liabilities	90	182
Contingent loss for research and development tax credits	2,930	2,990
One Srl call option (see Note 11)	2,623	2,416
Total other long-term liabilities	$5,643	$5,588

11.
Significant Agreements

Puglia 1 Grant

In May 2020, the Company was awarded a grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 1 Grant”), The Company recognized grant income of $0.2 million and $0.1 million in other income, net, on the accompanying condensed consolidated statements of operations during the three months ended March 31, 2022 and 2021, respectively, related to the PIA 1 Grant, of which less than $0.1 million and $0.2 million was attributable to research and development expenses and investments in facilities and equipment, respectively, during the three months ended March 31, 2022 and less than $0.1 million was attributable to both research and development expenses and investments in facilities and equipment, respectively, during the three months ended March 31, 2021. The Company recorded $6.1 million and $6.4 million of deferred income in the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, of which $0.8 million and $0.9 million was recorded as a current liability, respectively, as it is expected to be recognized within one year of the date of the accompanying condensed consolidated balance sheets. The Company collected zero proceeds from the PIA 1 Grant during the three months ended March 31, 2022, and recorded a grant receivable of $5.3 million and $5.4 million in the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

Puglia 2 Grant

In November 2020, the Company was awarded a second grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 2 Grant”), The Company recognized grant income of $0.2 million and $0.5 million in other income, net, on the accompanying condensed consolidated statements of operations during the three months ended March 31, 2022, and 2021, respectively, related to the PIA 2 Grant, which was entirely attributable to research and development expenses. The Company has recorded $3.7 million and $3.7 million of deferred income in the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, of which $0.1 million and less than $0.1 million was recorded as a current liability, respectively, as it is expected to be recognized within one year of the date of the accompanying condensed consolidated balance sheets. The Company collected zero proceeds from the PIA 2 Grant during the three months ended March 31, 2022, and has recorded a grant receivable of $3.8 million and $3.6 in the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

One S.r.l. (“One”) Amended Patent License and Assignment Agreement

In June 2019, the Company amended and restated an existing master agreement with One (the “2019 One Amendment”), the original inventor of the Company’s core patents and a related party to the Company (see Notes 19 and 20). Under the amended and restated master agreement following this transaction, the Company eliminated certain future commercial milestone obligations and received a reduction in the percentage of royalties the Company was required to pay on future net sales. In return, One received additional consideration consisting of new future milestones upon the commercial success of new medical indications and a contingently issuable warrant for redeemable convertible preferred stock. Additionally, the Company acquired a 10% equity interest in One in exchange for cash consideration.

The Company accounted for the reduction in royalties the Company is required to pay on future net revenues that resulted from the 2019 One Amendment as an intangible asset under ASC 350, Intangibles – Goodwill and Other, which shall be amortized over its useful life, which was determined to be the earliest expiration of patents related to the underlying intellectual property in November 2028. The Company accounted for the acquisition of the 10% equity interest in One under ASC 323, Investments – Equity Method and Joint Ventures.

In connection with the acquisition of the 10% equity interest in One, the Company made a payment of $2.9 million to One shareholders during the three months ended March 31, 2022. The Company had remaining undiscounted payments of €2.5 million and

€5.0 million due to One at March 31, 2022 and December 31, 2021, respectively (approximately $2.8 million and $5.7 million due to One at March 31, 2022 and December 31, 2021, respectively). The remaining payments at March 31, 2022 were recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months. None of the future milestones under the amended and restated master agreement, have been met, or are deemed to be probable of being met, at the transaction date or at March 31, 2022 and December 31, 2021, respectively.

A summary of the intangible asset activity that resulted from this transaction during the three months ended March 31, 2022 is as follows (in thousands):

Intangible Assets
Intangible asset at relative fair value	$15,564
Adjustment to record deferred tax liability	5,783
Carrying value of intangible asset at June 2019 acquisition date	$21,347
Cumulative amortization expense	(5,667)
Balance at December 31, 2021	$15,680
Period amortization expense	(567)
Balance at March 31, 2022	$15,113

In October 2020, the Company further amended the terms of the agreement with One to cancels its obligation to issue a warrant for redeemable convertible preferred stock in the 2019 One Amendment for additional commercial milestone consideration and a warrant to purchase common stock. Additionally, the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment at an exercise price of €6.0 million (approximately $6.6 million at March 31, 2022). The call option is only exercisable upon (1) a change of control or a deemed liquidation event by the Company, as defined, in the Company’s Restated Certification of Incorporation (2) the date in which the Company’s current Chief Executive Officer is no longer affiliated with the Company in his capacity as either an executive officer or a member of the board of directors.

The One Srl call option was recorded as a liability held at fair value at the date of issuance and is remeasured at each subsequent reporting date with changes in fair value recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Fair value is determined using a Black-Scholes option pricing model. The significant inputs used in estimating the fair value of call option liability include the estimated fair value of the underlying stock price, expected term, risk free interest rate, and expected volatility.

The following represents a summary of the changes to Company’s One Srl call option liability during the three months ended March 31, 2022 (in thousands):

Balance at December 31, 2021	$2,416
Change in fair value	258
Foreign currency translation gain	(51)
Balance at March 31, 2022	$2,623

The following weighted average assumptions were used to determine the fair value of the One Srl call option liability at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Expected term	4.0 years	2.0 years
Expected volatility	65.0%	62.0%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.5%	0.70%
Estimated fair value of ownership interest	$5,623	$6,922
Exercise price of call option	$6,668	$6,806

Research Innovation Fund (“RIF”) Financing

In August 2020, the Gelesis S.r.l. entered into a loan and equity agreement with RIF, an investment fund out of the EU, whereby Gelesis S.r.l. received €10.0 million (approximately $11.1 million at March 31, 2022) from RIF as an equity investment and €15.0 million (approximately $16.7 million at March 31, 2022) as a loan with a fixed interest rate of 6.35% per annum (see Note 12). The equity investment can be called by the Company, beginning in December 2023 and ending in December 2026, by paying the investment plus 15% percent annual interest. If the Company does not exercise this call option, beginning in January 2027 and ending in December 2027, RIF may put the investment to the Company at a cost of the investment amount plus 3.175% percent annual interest. The loan has a termination date of December 31, 2030 and is repayable over 8 years starting 24 months subsequent to its issuance. Any unpaid principal and interest must be repaid upon exercise of the call option by the Company, or subsequent exercise of a put option by RIF. At March 31, 2022, RIF holds approximately 20% of the equity of Gelesis S.r.l.

The Company recorded accretion of less than $0.1 million and foreign currency translation gain of $0.2 million to the noncontrolling interest during the three months ended March 31, 2022. The noncontrolling interest balance was $11.7 million and $11.9 million at March 31, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

12.
Debt

The Company’s non-convertible debt outstanding at March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31,	December 31,
	2022	2021
Italian Economic Development Agency Loan	344	525
Intesa Sanpaolo Loan 1	8,097	8,507
Intesa Sanpaolo Loan 2	5,557	5,672
Horizon 2020 Loan	477	486
RIF Shareholders Loan	16,672	17,015
UniCredit Loan	5,517	5,630
Total debt obligation	$36,664	$37,835
Unamortized loan discount and issuance costs	(705)	(754)
Total debt obligation carrying amount	$35,959	$37,081
Current portion	$2,001	$1,950
Long-term portion	$33,958	$35,131

2021 Bridge Financing

On December 13, 2021, the Company issued convertible promissory notes to related parties in the principal amount of $27.0 million (see Note 20). At December 31, 2021, the outstanding balance was $27.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $27.3 million. During the three months ended March 31, 2022, the Company recognized a loss of $0.2 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

Future maturities with respect to debt outstanding at March 31, 2022 are as follows (in thousands):

At March 31, 2022
Remaining 2022 obligation	1,729
2023	8,413
2024	5,655
2025	4,114
2026	4,136
More than 5 years	12,618
Unamortized loan discount and issuance costs	(705)
Total debt obligation carrying amount	$35,959
Current portion	$2,001
Long-term portion	$33,958

13.
Warrant Liabilities

The following represents a summary of the warrant liabilities activity during the three months ended March 31, 2022 :

	Series A-4 Warrants	Private Placement Warrants	Total
Balance at December 31, 2021	$15,821	$—	$15,821
Assumed upon Business Combination	—	8,140	8,140
Changes in fair value	926	(4,410)	(3,484)
Conversion and exchange upon Business Combination	(16,747)	—	(16,747)
Balance at March 31, 2022	$—	$3,730	$3,730

Private Placement Warrants

At March 31, 2022, there were 7,520,000 Private Placement Warrants outstanding exercisable at $11.50 per share for common stock at the same terms as the Public Warrants. However, the warrants will not be redeemable by the Company for cash so long as they are held by the initial stockholders or their permitted transferees. The initial purchasers of the Private Placement Warrants, or their permitted transferees, also have the option to exercise the Private Placement Warrants on a cashless basis. If Private Placement Warrants are held by holders other than the initial purchasers thereof or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The warrants were initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The warrants at issuance and at March 31, 2022, were valued utilizing a modified Monte Carlo Simulation value model and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the Private Placement Warrant liability at March 31, 2022:

Private Placement Warrants
Expected term	4.8 years
Expected volatility	40.0%
Expected dividend yield	0.0%
Risk free interest rate	2.4%
Price of Gelesis Common Stock	$4.53
Exercise price of warrants	$11.50

Legacy Gelesis Redeemable Preferred Stock Warrants

In connection with the Business Combination, Legacy Gelesis redeemable preferred stock warrants were reclassified from liability treatment to equity treatment pursuant to the terms of their exchange (see Note 15).

14.
Earnout Liability

The following represents a summary of the earnout liability activity during the three months ended March 31, 2022:

Earnout Liability
Balance at December 31, 2021	$—
Recognized upon Business Combination	58,871
Changes in fair value	(33,869)
Balance at March 31, 2022	$25,002

At Business Combination close and at March 31, 2022, there were 18,758,241 earnout shares unissued and unvested. At March 31, 2022, none of the triggering events had been met.

The earnout liability was initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The earnout liability at issuance and at March 31, 2022, were valued utilizing a Monte Carlo Simulation and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the earnout liability at March 31, 2022:

Earnout Liability
Expected term	4.8 years
Expected volatility	40.0%
Expected dividend yield	0.0%
Risk free interest rate	2.4%
Price of Gelesis Common Stock	$4.53

15.
Stockholder's Equity (Deficit)

Common Stock

The Company’s authorized capital stock consists of (a) 900,000,000 shares of common stock, par value $0.0001 per share; and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share. At March 31, 2022, there were 72,390,413 shares of common stock issued and outstanding.

Legacy Redeemable Convertible Preferred Stock

At December 31, 2021 and immediately prior to the Business Combination, Legacy Gelesis had outstanding Series A-1, Series A-2, Series A-3, Series A-4, Series A-5, Series Growth, Series 2 Growth and Series 3 Growth redeemable convertible preferred stock which are collectively referred to as “redeemable convertible preferred stock.”

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable convertible preferred stock converted into Legacy Gelesis common stock and was subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis.

Public Warrants

In connection with the Business Combination the Company assumed 13,800,000 Public Warrants, which entitle the holder to acquire common stock, which are exercisable at an exercise price of $11.50 per share. The Public Warrants will expire at on the earlier to occur of five years after the completion of the Business Combination or redemption.

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption for cash:

•
in whole and not in part;

•
at a price of $0.01 per warrant;

•
upon not less than thirty (30) days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the closing price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty(20) trading days within a thirty (30)-trading day period ending three (3) business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle.

At March 31, 2022, there were 13,800,000 Public Warrants outstanding.

Rollover Warrants

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business Combination and March 31, 2022, there were 1,836,429 and 1,660,303 warrants outstanding, respectively, with an exercise price of $0.02. During the three months ended March 31, 2022, 176,126 rollover warrants were exercised for proceeds of less than $0.1 million.

Immediately prior to the closing of the Business Combination, existing Legacy Gelesis common warrants were also split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business Combination and at March 31, 2022, respectively, there were 1,353,062 of these warrants outstanding with an exercise price of $4.26.

At March 31, 2022 and December 31, 2021 common stock reserved for future issuances was as follows:

	March 31,	December 31,
	2022	2021
Common stock issued upon option exercise and RSUs vesting	20,417,412	13,486,708
Conversion of all classes of redeemable convertible preferred stock	—	48,566,655
Issuances upon exercise of warrants to purchase Series A-4, upon conversion to common warrants	—	1,836,429
Issuances upon exercise of common stock warrants	24,333,365	1,353,062
Earnout shares	23,482,845	—
Total common stock reserved for future issuance	68,233,622	65,242,854

16.
Stock-Based Compensation

2021 Stock Option Plan

In January 2022, the Company's Board of Directors approved the 2021 Stock Option and Incentive Plan (the "2021 Plan"), which supersedes the 2016 Stock Option and Grant Plan and the 2006 Stock Incentive Plan and provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units to employees, directors, and nonemployees of the Company. The 2021 Plan was authorized initially to issue 9,583,570 shares, plus on January 1, 2023 and each January 1 thereafter, the number of shares of Stock reserved and available for issuance under the Plan shall be cumulatively increased by 4 percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31. Under the 2021 Plan, 2,580,506 shares remained available for issuance at March 31, 2022.

Options and restricted stock awards generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the Board of Directors and expire ten years from the grant date. In general, awards typically vest in three to four years, but vesting conditions can vary based on the discretion of the Company’s Board of Directors.

The fair value of the options is estimated at the grant date using Black-Scholes and recognized over the vesting period, taking into account the terms and conditions upon which options are granted. The fair value of restricted stock awards is the fair value at the date of grant reduced by the exercise price of the award, if any. The fair value of both options and restricted stock awards are amortized on a straight-line basis over the requisite service period of the awards.

Stock-based compensation expense is summarized for employees and nonemployees, by category in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$5,065	$567
Selling, general and administrative	8,924	888
Total	$13,989	$1,455

Stock Option Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,889,820	$10.39	6.17	$54,449
Retroactive application of reverse recapitalization	7,784,666	(6.38)
Adjusted and Outstanding at December 31, 2021	12,674,486	$4.01	6.17	$54,449
Granted	2,542,685
Exercised	—
Forfeited - unvested	(17,281)	$5.56
Forfeited - vested	(55,079)	$4.11
Expired	—
Outstanding at March 31, 2022	15,144,811	$3.89	6.58	$13,187
Exercisable at March 31, 2022	9,923,454	$3.58	5.14	$-
Vested and expected to vest at March 31, 2022	15,144,811	$3.89	6.58	$13,187

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the common stock. The total fair value of options vested during the three months ended March 31, 2022 was $0.9 million.

The fair value of each option issued was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

Three Months Ended March 31,
2022
Market price of common stock	$3.33
Expected volatility	72.6%
Expected term (in years)	6.1
Risk-free interest rate	1.7%
Expected dividend yield	0.0%

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $2.16. At March 31, 2022 and December 31, 2021, there was $15.7 million and $8.7 million, respectively, of unrecognized compensation cost related to unvested stock option grants under the 2021 Plan, which was expected to be recognized over a weighted-average period of 2.6 and 2.2 years, respectively.

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding and Unvested at December 31, 2021	313,354	$21.41
Retroactive application of reverse recapitalization	498,868	$(13.15)
Adjusted and Outstanding and Unvested at December 31, 2021	812,222	$8.26
Granted	4,460,379	$3.45
Vested	—
Forfeited	—
Outstanding and Unvested at March 31, 2022	5,272,601	$4.19

Each RSU entitles the holder to one share of common stock on vesting and the RSU awards are based on a cliff vesting schedule over requisite service periods in which the Company recognizes compensation expense for the RSUs. Vesting of the RSUs is subject to the satisfaction of certain service and or certain performance conditions. The Company recognizes the estimated grant date fair value of these awards as stock-based compensation expense over the service and or performance periods based upon its determination of whether it is probable that the service and or performance conditions will be achieved. The Company assesses the probability of achieving the service and or performance conditions at each reporting period. Cumulative adjustments, if any, are recorded to reflect subsequent changes in the estimated or actual outcome of service and or performance-related conditions.

At March 31, 2022 and December 31, 2021, unrecognized compensation cost for RSU awards granted totaled $15.1 million and $6.7 million, respectively.

17.
Income Taxes

The Company recorded a provision of $0.0 million during the three months ended March 31, 2022 and March 31, 2021, respectively. The provision recorded differs from the US statutory rate of 21% for the three months ended March 31, 2022 and March 31, 2021 primarily due to the valuation allowance recorded against the net operating losses and deferred tax assets.

The Company continues to evaluate the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is not more likely than not that the Company will recognize the benefits of the net deferred tax assets. Therefore, a full valuation allowance has been recorded against the balance of net deferred tax assets in the United States as of March 31, 2022 and December 31, 2021.

18.
Earnings (Loss) per Share

The weighted-average common shares outstanding and thus the net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the exchange ratio of approximately 2.59. See Note 3 for further information.

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(5,703)	$(18,586)
Accretion of redeemable convertible preferred stock to redemption value	(37,934)	(33,761)
Accretion of noncontrolling interest put option to redemption value	(88)	(94)
Net loss attributable to common stockholders	$(43,725)	$(52,441)
Denominator:
Weighted average common shares outstanding, basic and diluted	62,743,154	5,589,290
Net loss per share, basic and diluted	$(0.70)	$(9.38)

The Company’s potential dilutive securities, which include stock options, RSUs, warrants and earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. The Company excluded the following potential common stock, presented based on amounts outstanding at March 31, 2022 and 2021 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	March 31,
	2022	2021
Convertible preferred stock	-	48,431,336
Warrants on convertible preferred stock	-	2,030,277
Options and RSUs to acquire common stock	20,417,412	13,032,299
Warrants on common stock	24,333,365	1,353,062
Earnout shares	-	-
Total	44,750,777	64,846,974

Total potentially dilutive common share equivalents for the three months ended March 31, 2022, excludes 23,482,845 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

19.
Commitments and Contingencies

Operating Leases

In June 2019, the Company entered into an operating lease agreement with PureTech Health LLC, or PureTech, for office space located in Boston, Massachusetts. The lease expires in August 2025, with total lease payments of $3.2 million over the term.

At March 31, 2022, the Company’s operating lease right of use assets was $1.9 million, of which $0.5 million and $1.4 million were short-term and long-term lease liabilities, respectively. At December 31, 2021, the Company’s operating lease right of use assets was $2.0 million, of which $0.5 million and $1.5 million were short-term and long-term lease liabilities, respectively. Operating lease expense was $0.1 million during the three months ended March 31, 2022 and 2021, respectively. The remaining noncancelable term of the Company’s operating leases was 3.4 years at March 31, 2022, and the weighted average discount rate was 5.9%.

Future maturities of the lease liability under the Company’s noncancelable operating leases at March 31, 2022 are as follows (in thousands):

At March 31, 2022
Remaining 2022 maturities	$474
2023	636
2024	555
2025	385
2026	32
More than 5 years	16
Total undiscounted lease maturities	$2,098
Imputed interest	(176)
Total lease liability	$1,922

Royalty Agreements

Expenses from royalty agreements on net product sales and sublicense income is recognized as a cost of goods sold in the accompanying condensed consolidated statements of operations during the period in which the associated revenues are recognized.

PureTech

In December 2009, the Company entered into a royalty and sublicense income agreement with PureTech, a significant stockholder in the Company, whereby the Company is required to pay PureTech a 2.0% royalty on net product sales received as a result of developing products and technology using the intellectual property purchased from One.

One S.r.l

Under the amended and restated master agreement with One, the Company is required to pay a 2.0% royalty on net product sales and an aggregate of €17.5 million (approximately $19.5 million at March 31, 2022) upon the achievement of certain commercial milestones of new medical indications as well as Plenity and pay royalties on net product sales and/or a percentage of sublicense income. At March 31, 2022, none of the milestones have been met.

Grant Agreements

The Company has been awarded grants from governmental agencies, which are recognized as income as the qualifying expenses are incurred (see Note 11). The grant agreements contain certain provisions, including, among others, maintaining a physical presence in the region for defined periods. Failure to comply with these covenants would require either a full or partial refund of the grant to the granting authority.

Research and Development Tax Credits

The Company’s subsidiary, Gelesis S.r.l., which conducts core manufacturing and research and development activities on behalf of the Company, is eligible to receive a non-income based and non-refundable tax credits for qualified research and development activities. The Company has earned research and development tax credits in Italy for qualifying expenses incurred by performing certain research and development activities.

In December 2018, the Italian government passed a new budget law, effective January 1, 2019, that amended the eligibility criteria for recognizing qualifying research and development tax credits (“2019 Budget Law”). The 2019 Budget Law requires retroactive application for research and development tax credits earned during the year ended December 31, 2019. Under the 2019 Budget Law, research and development tax credits claimed in prior periods under previous interpretations of the research and development tax credit law may potentially be repaid by the Company.

The Company evaluated the potential loss under ASC 450, Contingencies. The Company concluded that the likelihood of a potential loss arising from this matter is probable.

The Company has recorded $2.9 million and $3.0 million as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. In October 2021, the Italian federal tax authority initiated an audit of the research and development tax credits for the calendar years 2017 through 2019. The Company expects that this tax audit will continue through 2022.

Litigation

In connection with the Business Combination, the Company received a litigation demand letter from certain purported stockholders alleging that the Company was required to provide holders of Class A Common Stock a separate class vote in connection with proposed amendments of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares, such that separate votes can be cast on the proposed increase in the number of shares of Class A common stock and the proposed increase in the number of shares of preferred stock. While the Company believes that the ultimate outcome of this litigation demand will not have a material effect on these condensed consolidated financial statements as well as its financial position, results of operations, and cash flows, the Company is unable to determine a range of potential losses that is reasonably possible of occurring.

20.
Related Party Transactions

The Company had the following transactions with related parties:

PureTech

In June 2019, PureTech executed a sublease agreement with the Company (see Note 19). With respect to the sublease, the Company incurred lease expense of $0.1 million and $0.2 million during three months ended March 31, 2022 and 2021, respectively, recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company incurred royalty expense of $0.2 million and less than $0.1 million in connection with the PureTech royalty agreement (see Note 19) during the three months ended March 31, 2022 and 2021, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to PureTech of $0.3 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

On December 13, 2021, the Company issued a convertible promissory note to PureTech in the principal amount of $15.0 million (see Note 12). At December 31, 2021, the outstanding balance was $15.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $15.2 million. During the three months ended March 31, 2022, the Company recognized a loss of $0.1 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

SSD2

On December 13, 2021, the Company issued a convertible promissory note to SSD2, LLC in the principal amount of $12.0 million (see Note 12). At December 31, 2021, the outstanding balance was $12.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $12.1 million. During the three months ended March 31, 2022, the Company recognized a loss of less than $0.1 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

One S.r.l

Consulting Agreement with Founder of One

The Company and one of the founders of One, who is also a stockholder of the Company, entered into a consulting agreement for the development of the Company's science and technology. The Company incurred costs for consulting services received from the founder of One totaling less than $0.1 million during each of the three months ended March 31, 2022 and 2021, respectively, recorded in research and development expense in the accompanying condensed consolidated statements of operations. The Company recorded an accounts payable balance to the founder of less than $0.1 million at both March 31, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

Acquisition of One

In connection with the amended and restated master agreement with One (see Note 11), the Company acquired a 10.0% equity interest in One in exchange for cash consideration. During the three months ended March 31, 2022 the Company made a payment of $2.9 million to One shareholders with respect to the acquisition. The Company had remaining undiscounted payments of €2.5 million and €5.0 million due to one at March 31, 2022 and December 31, 2021, respectively (approximately $2.8 million and $5.7 million due to One at March 31, 2022 and December 31, 2021, respectively). The balance at March 31, 2022 was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months.

Additionally, the Company incurred royalty expense of $0.2 million and $0.1 million with One (see Note 19) during the three months ended March 31, 2022 and 2021, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to One Srl of less than $0.1 million and an accrued expense balance of $0.2 million at March 31, 2022 and an accrued expense balance of less than $0.1 million at December 31, 2021, respectively, related to royalties in the accompanying condensed consolidated balance sheets.

RIF Transaction

In connection with the RIF transaction entered into in August 2020, the Company received $12.3 million from RIF as an equity investment that can be called by the Company beginning in December 2023 and ending in December 2026 by paying the investment plus 15.0% percent annual interest or put by RIF starting in January 2027 and ending in December 2027 for the investment amount plus 3.175% percent annual interest. RIF holds approximately 20% of the equity of Gelesis S.r.l. at December 31, 2021 (see Note 11). In addition, the shareholders of RIF provided the Company with a loan for $18.4 million with a fixed interest rate of 6.35% per annum (see Note 12).

21.
Subsequent Event(s)

The Company has evaluated subsequent events which may require adjustment to or disclosure in the condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements and concluded there are none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Gelesis” refer to Gelesis Holdings, Inc. and its consolidated subsidiaries (formerly known as Capstar Special Purpose Acquisition Corp. or "CPSR") following the Business Combination with Gelesis Inc., or Legacy Gelesis. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with (i) the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report and (ii) the audited historical consolidated financial statements of Legacy Gelesis, and the notes thereto, in our Form 8-K Amendment No. 1 filed on with the SEC on March 24, 2022. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and those set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 1, 2022, or our 2021 Annual Report, actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. You should carefully read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and “Risk Factors” in Item 1A of Part II of this Quarterly Report and in Item 1A of Part 1 of our 2021 Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

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

Plenity, which is available by prescription in the United States, became available for first commercial sale in May 2020 to a limited number of consumers. In October 2020 availability was increased to test commercial interest and consumer experience. Activities associated with a full commercial launch in the United States began in late 2021, and in February 2022, we launched the first national broad awareness media campaign for the product. While these are significant milestones, continued commercialization of Plenity will require significant external funding until we are able to generate positive cash flows from product sales.

Since our inception, we have devoted our resources to business planning, developing proprietary superabsorbent hydrogel manufacturing know-hows and technologies, preclinical and clinical development, commercial activities, recruiting management and technical staff and raising capital. We have funded our operations to date through proceeds from the issuance of redeemable convertible preferred stock, license and collaboration agreements, long-term loans, and government grants. We have incurred significant operating losses to date. Our net losses were $5.7 million and $18.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $271.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

As a result, we will require substantial additional funding to support our continuing operations until we are able to generate positive cash flows from product sales. Until such time, we expect to finance our operations through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. If we are unable to obtain funding, we may be forced to delay, reduce or eliminate some or all of our commercialization efforts, research and development programs or product pipeline expansion, which could adversely affect our business prospects, or we may be unable to continue operations.

As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023, prior to considerations for any additional funding, and not at least twelve months beyond the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP, contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. See “—Liquidity and Capital Resources” for further information.

Recent Developments

Launch of Broad Consumer Awareness Campaign

On January 31, 2022, we debuted our broad consumer awareness campaign which included TV, digital, social, and Out of Home media channels to grow awareness of Plenity. Following the launch of the campaign:

•
we acquired approximately 4,700 new members per week, a 3.5-fold increase, within the first three weeks of the launch, compared to the previous months before campaign launch;

•
within the first two weeks of campaign launch, Plenity became one of our telehealth partner Roman Health Pharmacy LLC’s (“Ro’s”) most sought-after offerings and Ro’s fastest growing offering, bringing on more new consumers than any other treatment or product during the period;

•
traditional physician prescriptions of Plenity increased 100% within the first three weeks of campaign launch and over 40% of those treatment requests were driven by the consumer (a 60% increase from the pre-campaign baseline); and

•
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

Impact of COVID-19

In December 2019, illnesses associated with COVID-19 were reported and the virus has since caused widespread and significant disruption to daily life and economies across geographies. The World Health Organization has classified the outbreak as a pandemic. Our business, operations and financial condition and results have not been significantly impacted as a result of the COVID-19 pandemic, rather we have recognized revenue for the first time during 2020 and we have expanded our facilities, sales/marketing and supply chain personnel to support the sale of Plenity. To date, COVID-19 has not materially impacted our ability to secure and deliver supply of Plenity. To date, COVID-19 has not significantly impacted ongoing clinical trials of our other product candidates.

In response to the COVID-19 pandemic, we have taken swift action to ensure the safety of our employees and other stakeholders. We are diligently working with our suppliers, customers, distributors and other partners to provide consumers with access to Plenity, while taking into account regulatory, institutional, and government guidance, policies and protocols.

However, the full extent of the impact of the pandemic and future outbreaks on our business, operations, and financial condition and results in future periods remain uncertain, particularly, with respect to consumer demand for or access to Plenity, and the administration of clinical research and development activities. Further, our ability to source raw materials and components, manufacture Plenity as well as transport and distribute Plenity may be limited and therefore impact sales of Plenity.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present not only significant opportunities for us but also pose risks and challenges, including those discussed below.

New Consumer Acquisition

Our ability to attract new consumers is a key factor for our future growth. To date we have successfully acquired consumers through our U.S. commercial launch in conjunction with the continued development of marketing and sales tactics. We intend to acquire new members in the United States by promoting Plenity directly to the consumer. The promotional activities will motivate the potential future member to ask a health care professional about acquiring Plenity through one of two channels:

•
Telehealth: We partner with a leading telehealth platform in the United States, providing convenient and immediate access to physicians online at no cost. Pursuant to an amended and restatement agreement, we have granted Roman Health Pharmacy LLC exclusive telehealth rights through June 2023.
•
Health Care Providers: We engage a limited contract sales force to promote Plenity to target physicians. To support prescription fulfillment for our non-telehealth tradition HCP promotional efforts, we engage Specialty Medical Drugstore, LLC, d/b/a/ GoGoMeds, to distribute all non-telehealth mail order prescriptions generated in the United States by health care providers.

Retention of Consumers

Our ability to retain consumers is a key factor in our ability to generate revenue. We expect our direct home delivery, simple and transparent pricing, and consumer engagement to enhance the experience of our consumer and promote recurring revenue. If consumer retention decreases in the future, then future revenue will be negatively impacted. The ability of our consumers to continue to pay for our products and services will also impact the future results of our operations.

Rest of World

We are evaluating global strategic partnerships to build our brand globally; however, we may also retain the rights.

•
Europe: We received approval to market Plenity in Europe through a Conformité Européenne (CE) mark for Plenity as a class III medical device indicated for weight loss in overweight and obese adults with a Body Mass Index (BMI) of 25-40 kg/m2, when used in conjunction with diet and exercise.
•
CMS: In Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates, we partner with China Medical System Holdings Limited (CMS) (HKG:0867) for the commercialization of Plenity.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business (dollar amounts in thousands except where noted):

	For the Three Months Ended March 31,
	2022	2021
In thousands	(Unaudited)	(Unaudited)
New members acquired	40,400	14,100
Units sold	114,570	48,761
Product revenue, net	$7,514	$3,101
Average selling price per unit, net	$65.58	$63.60
Gross profit	$2,601	$285
Gross margin	34.6%	9.2%

New members acquired

We define new members acquired as the number of consumers in the United States who have begun their weight loss journey with Plenity during the financial period presented. This is the total number of recurring and non-recurring consumers who have begun their weight loss journey during the financial period presented. We do not differentiate from recurring and non-recurring consumers as of the date of this Quarterly Report as (i) we strongly believe every member’s weight-loss journey is chronic and long-term in nature, and (ii) we have not initiated our long-term strategy and mechanisms to retain and/or win-back members. We will continue to evaluate the utility of this business metric in future periods.

Units sold

Units sold is defined as the number of 28-day supply units of Plenity sold to consumers based on prescriptions, through our strategic partnerships with online pharmacies and telehealth providers as well as the units sold to our strategic partners outside the United States.

Product revenue, net

See discussion elsewhere in this discussion and analysis under the heading “Key Components of Results of Operations — Product revenue, net”.

Average selling price per unit, net

Average selling price per unit, net is the gross price per unit sold during the period net of estimates of per unit variable consideration for which reserves are established for expected product returns, shipping charges to end-users, pharmacy dispensing and platform fees, merchant and processing fees, and promotional discounts offered to end-users. See “— Critical Accounting Policies and Significant Judgments and Estimates” below and the “Revenue Recognition” section of Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a more detailed discussion of our revenue recognition policy.

Gross profit and gross margin

Our gross profit represents product revenue, net, less our total cost of goods sold, and our gross margin is our gross profit expressed as a percentage of our product revenue, net. See discussion elsewhere in this discussion and analysis under the headings “Key Components of Results of Operations — Cost of goods sold”.

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

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operating performance. We use the following non-GAAP financial measure to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define “Adjusted EBITDA” as net (loss) income before depreciation and amortization expenses, provision for (benefit from) income taxes, interest expense, net, stock-based compensation and (gains) and losses related to changes in fair value of our earnout liability, fair value of our warrant liability, our convertible promissory note liability and the One S.r.l. call option.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
	2022	2021
In thousands	(Unaudited)	(Unaudited)
Adjusted EBITDA
Net loss	$(5,703)	$(18,586)
Provision for income taxes	—	17
Depreciation and amortization	1,586	741
Stock based compensation expense	13,989	1,455
Change in fair value of earnout liability	(33,869)	—
Change in fair value of warrants	(3,484)	2,074
Change in fair value of convertible promissory notes	156	—
Change in fair value of One S.r.l. call option	258	48
Interest expense, net	135	361
Adjusted EBITDA	$(26,932)	$(13,890)

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

Basis of Presentation

Our consolidated financial statements and condensed consolidated financial statements are prepared in accordance with GAAP. Any reference in this discussion and analysis to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”).

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business as one operating segment.

The noncontrolling interest attributable to Gelesis S.r.l., our variable interest entity (“VIE”), is presented as a separate component from stockholders’ equity (deficit) in our consolidated balance sheets and as a noncontrolling interest in our condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.

Key Components of Results of Operations

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

Cost of goods sold

Cost of goods sold includes the cost of manufacturing our proprietary superabsorbent hydrogels for Plenity for which revenue was recognized during the period, as well as the associated costs for encapsulation, packaging, shipment, supply management and quality assurance. Expenses from royalty agreements on net product sales are also recognized as a component of cost of goods sold during the period in which the associated revenues are recognized. A portion of depreciation with respect to property and equipment directly utilized in manufacturing Plenity units is recognized as a component of cost of goods sold over the depreciable life of the asset.

Selling, general and administrative expense

A significant component of our selling, general and administrative expenses is comprised of our selling and marketing expense, which includes our limited contract sales force in the US markets and discretionary consumer acquisition expenses.

Selling, general and administrative costs are expensed as incurred. Selling, general and administrative costs include sales and marketing costs incurred as a result of the commercialization of the Company’s products, payroll and personnel expense, stock-based compensation expense, and costs of programs and infrastructure necessary for the general conduct of the Company’s business.

Research and development expense

Research and development costs are expensed as incurred. Prepaid research and development costs are deferred and amortized over the service period, as the services are provided. Research and development costs include payroll and personnel expense, stock-based compensation expense, consulting costs, external contract research and development expenses, as well as depreciation and utilities. These activities relate primarily to formulation, CMC, preclinical and discovery activities. As such, we do not track these research and development expenses on an indication-by-indication basis as they primarily relate to expenses which are deployed across multiple projects under development or are for future product and pipeline candidates which utilize our platform technology. These costs are included in unallocated research and development expenses in the tables below.

Clinical trial costs are a component of research and development expenses and consist of clinical trial and related clinical manufacturing costs, fees paid to clinical research organizations and investigative sites. We track and maintain these costs on an indication-by-indication basis.

Amortization expense

Amortization expense relates to the intangible asset that resulted from an amendment to our master agreement with the original inventor of our core patents, pursuant to which the percentage of royalties we are required to pay on future net revenues was reduced. The intangible asset is amortized over its useful life, which was determined as of the date of the amendment to be the earliest expiration of patents related to the underlying IP in November 2028.

Other non-operating income (expense), net

Change in the fair value of earnout liability

We have earnout shares which are contingent issuable as incremental consideration pursuant to ASC 815. The earnout shares are initially recorded at fair value and remeasured to fair value at each reporting date until settlement with gains and losses arising from changes in fair value recognized in the consolidated statements of operations.

Changes in the fair value of warrants

We have issued warrants to investors which are liability classified and initially recorded at fair value and remeasured to fair value at each reporting date until settlement with gains and losses arising from changes in fair value recognized in the consolidated statements of operations.

Interest expense, net

Interest expense, net consists of interest incurred on our various loans and interest income earned on our cash, cash equivalents and marketable securities.

Other income (expense), net

Other income, net primarily consists of income earned on our grants from government agencies in Italy, research and development tax credits earned in Italy for qualifying expenses, and gains and losses on foreign currency transactions. Other income, net also consists of changes in fair value of the One Srl call option.

Provision for income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using substantively enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are not recorded if we do not assess their realization as probable. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our financial statements in the period that includes the substantive enactment date.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021:

The following table summarizes our results of operations:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$7,514	$3,101	$4,413
Total revenue, net	7,514	3,101	4,413
Operating expenses:
Costs of goods sold	4,913	2,816	2,097
Selling, general and administrative	37,706	11,945	25,761
Research and development	7,410	4,376	3,034
Amortization of intangible assets	567	567	—
Total operating expenses	50,596	19,704	30,892
Loss from operations	(43,082)	(16,603)	(26,479)
Other non-operating income (expense), net	37,379	(1,966)	39,345
Loss before income taxes	(5,703)	(18,569)	12,866
Provision for income taxes	—	17	(17)
Net loss	$(5,703)	$(18,586)	$12,883

Product revenue, net

We recognized product revenue, net of $7.5 million for the three months ended March 31, 2022, as compared to $3.1 million for the three months ended March 31, 2021, an increase of $4.4 million or 142%. We sold 114,570 units at an average selling price per unit, net of $65.58 for the three months ended March 31, 2022, as compared to 48,761 units at an average selling price per unit, net of $63.60 for the three months ended March 31, 2021.

The increase in units sold was primarily attributable to our planned and executed commercialization strategy for Plenity. We made Plenity available for commercial sale through a beta launch that began in in October 2020 and continued throughout 2021. Activities associated with a full commercial launch of the Product in the United States began in late 2021, and in February 2022, we launched the first national broad awareness media campaign for Plenity.

Cost of goods sold

We recognized cost of goods sold of $4.9 million for the three months ended March 31, 2022, as compared to $2.8 million for the three months ended March 31, 2021, an increase of $2.1 million. Depreciation as a component of cost of goods sold was $0.7 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The increases were primarily attributable to the revenue recognized with respect to units sold for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Gross profit was $2.6 million for the three months ended March 31, 2022, as compared to $0.3 million for the three months ended March 31, 2021. Gross margin also increased to 34.6% for the three months ended March 31, 2022, as compared to 9.2% for the three months ended March 31, 2021. The increases were primarily attributable to production commencing at our first commercial-scale manufacturing facility in the fourth quarter of 2021 and the implementation of new finished-goods packaging in the third quarter 2021.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
In thousands	(Unaudited)	(Unaudited)
Selling and marketing expense	$21,164	$7,686	$13,478
General and administrative expense	7,618	3,371	4,247
Non-cash stock-based compensation expense	8,924	888	8,036
Total selling, general and administrative expense	$37,706	$11,945	$25,761

Our selling, general and administrative expense was $37.7 million for the three months ended March 31, 2022, as compared to $11.9 million for the three months ended March 31, 2021, an increase of $25.8 million or 216%.

Selling and marketing expense increased $13.5 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in selling and marketing expense was primarily attributable to increased marketing spend to support the commercial sale of Plenity. In February 2022, we launched the first national broad awareness media campaign for the product, which included TV, digital, social, and Out of Home media channels to grow awareness of Plenity.

Non-cash stock-based compensation expense increased $8.0 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily attributable to the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards, which had previously vested.

General and administrative expense increased $4.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily attributable to professional and legal expenses incurred with respect to the Business Combination.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
In thousands	(Unaudited)	(Unaudited)
GS200	$7	$794	(788)
GS300	136	—	136
GS500	75	—	75
Unallocated expenses
Other research and development expenses	2,127	3,015	(888)
Non-cash stock-based compensation expense	5,065	567	4,498
Total Research and development expense	$7,410	$4,376	$3,034

Our research and development expense was $7.4 million for the three months ended March 31, 2022, as compared to $4.4 million for the three months ended March 31, 2021, an increase of $3.0 million, or 69%.

Non-cash stock-based compensation expense increased $4.5 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily attributable to the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards, which had previously vested.

The decline in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources. Similarly, other research and development expenses declined $0.9 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Other non-operating income (expense), net

We recognized other non-operating income, net of $37.4 million for the three months ended March 31, 2022, as compared to expense, net of $1.9 million for the three months ended March 31, 2021, an increase in income of $39.3 million. The income for the three months ended March 31, 2022 was primarily attributable to income of $33.9 with respect to the change in fair value of our earnout liability as well as income of $3.5 million with respect to the change in fair value of our warrant liabilities. The income for the three months ended March 31, 2022, was further attributable to $0.3 million in investment tax credit income recognized with respect to certain tax incentives offered for property and equipment investment in Italy and income of $0.4 million recognized with respect to grants awarded by the Puglia region of Italy. The income was partially offset by a loss of $0.3 million recognized with respect to the change in fair value of the One S.r.l. call option.

The expense for the three months ended March 31, 2021 was primarily attributable to a loss of $2.1 million recognized for the change in fair value of our warrant liabilities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of equity and debt instruments, license and collaboration agreements, supply and distribution agreements, and government grants. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $34.0 million. During the three months ended March 31, 2022, we closed a business combination with CPSR, pursuant to which we received $105.0 million in gross proceeds, prior to the payment of transactions fees due and payable. As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

Due to our available cash and cash equivalents, a history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, we have concluded that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an emphasis of matter paragraph in their opinion for the years ended December 31, 2021 and 2020, respectively, as to the substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP, contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses for at least the next twelve months due to the investments that we intend to make in our business to support the commercialization of Plenity and, as a result, we will require additional capital resources to grow our business.

Future Liquidity Requirements

Prior to the closing of the Business Combination, holders of 26,844,777 shares of CPSR Class A Common Stock exercised their right to redeem such shares for cash at a price of approximately $10.00 per share for aggregate payments of $268,646,943. As a result, upon closing of the Business Combination, we received approximately $105.0 million of gross proceeds to fund our future capital and liquidity needs. Due to the significant number of redemptions, we implemented an alternative business plan, prioritizing short-term working capital needs such as investments in raw materials and finished goods as well as investments in sales and marketing, and delaying certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We reduced and optimized investments in sales and marketing, prioritizing investments in high return and high exposure mediums. We have sought out, and continue to seek out, alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the sale of Plenity. We expect these actions will provide us with sufficient liquidity to manage short-term risk and uncertainty and (i) enable us to execute our alternative business plan, (ii) afford us time to access financing alternatives to provide for long-term liquidity and (iii) enable us to fund the continued commercialization of Plenity. See Part I, Item 1A, “Risk Factors — There were a significant number of redemptions in connection with the Business Combination and if we are not successful in implementing an alternative business plan and/or raising additional capital in a timely manner, we may have insufficient cash and liquidity to pay operating expenses and other obligations. Any such event would have a material adverse effect on our business and financial condition.” in our 2021 Annual Report for more information regarding the risk associated with our ability to implement our business plan and/or raise additional capital.

As a result, even with proceeds from the Business Combination, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through issuance of additional equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions.

As of the date of this Quarterly Report, we are continuing to evaluate opportunities to raise additional capital. If we are unsuccessful in raising additional capital, we may need to further restrict our spending particularly with respect to discretionary sales and marketing activities and our manufacturing and supply chain functions. Further changes to the execution of our alternative business plan may impact the growth of Plenity sales and the pace of acquisition and retention of consumers, as well as the price of our common stock.

Revenue Projections

Our revenue projections are highly dependent on (i) our ability to acquire new consumers and/or retain existing consumers and (ii) our ability to access additional capital and raise sufficient levels of funding in a timely manner to support the sales and marketing of Plenity at a broad national level within the United States. If our access to additional capital is delayed or insufficient, it may adversely impact the sale of Plenity and our revenue projections. See Part II, Item 1A “Risk Factors – The financial and operational projections and commercialization and product candidate development timelines that we may provide from time to time are subject to inherent risks.” in this Quarterly Report for more information.

Warrant Proceeds

As of the date of this Quarterly Report, we have 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of January 13, 2027 or redemption; (ii) 7,520,000 outstanding Private Warrants to purchase 7,520,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, which expire January 13, 2027 or redemption and (iii) 3,013,365 exercisable Rollover Warrants, 1,353,062 of which are exercisable at an exercise price of $4.26 and expire on October 21, 2030 and 1,660,303 of which are exercisable at an exercise price of $0.02 and expire on February 15, 2025.

The exercise of warrants is highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. For example, to the extent that the price of our common stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Warrants will exercise their warrants. To the extent that the price of our common stock is less than $11.50 per share, it is less likely that such holders will exercise their warrants. As of May 11, 2022, the price of our common stock price was $4.53 per share. There can be no assurance that our warrants will be in the money prior to their expiration and, as such, any or all of our warrants may expire worthless. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Warrants are not redeemable so long as they are held by the initial stockholders and are exercisable on a cashless basis. Our Rollover Warrants are not redeemable and are exercisable on a cashless basis only with respect to the 1,660,303 warrants that have an exercise price of $0.02. As such, it is possible that we may never generate any cash proceeds from the exercise of our warrants. As of the date of this Quarterly Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, which increase the likelihood that our warrants will not be in the money prior to their expiration.

Financing Risk

We expect to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives, however, there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our commercialization efforts for Plenity as well as other development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Although we have estimated our liquidity requirements based on assumptions we consider to be reasonable, we may need additional cash resources due to changed business conditions or other developments, including supply chain challenges , disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. Our budget projections may be subject to cost overruns for reasons outside of our control and Plenity may experience slower sales growth than anticipated, which would pose a risk to achieve positive cash flow.

Our future capital requirements will depend on many factors, including increases in sales of Plenity, increases in our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. We may in the future also enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We have based our estimate of liquidity on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors mentioned elsewhere in this discussion and analysis. If we require additional equity or debt financing from outside sources, we may not be able to raise it on terms acceptable to us, or at all, and the Company may pursue financing transactions that are not completed. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	For the Three Months Ended March 31,
	2022	2021
In thousands	(Unaudited)	(Unaudited)
Cash (used in) provided by:
Operating activities	$(35,183)	$(8,294)
Investing activities	(1,963)	17,646
Financing activities	42,780	3,334
Effect of exchange rates on cash	(46)	(973)
Increase in cash and cash equivalents	$5,588	$11,713

Cash used in operating activities

Net cash used in operating activities was $35.2 million for the three months ended March 31, 2022, as compared to $8.3 million for the three months ended March 31, 2021. The increase in outflows was primarily attributable to our operating expenses increasing $30.9 million to $50.6 million for the three months ended March 31, 2022, as compared to $19.7 million for the three months ended March 31, 2021.

Cash (used in) provided by investing activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2022, as compared to $17.6 million provided by investing activities for the three months ended March 31, 2021. The outflows were primarily attributable to $1.9 million in the purchase of property and equipment for the three months ended March 31, 2022. For the three months ended March 31, 2021, inflows were primarily attributable to $24.0 million in maturities of marketable securities, which were partially offset by a $6.4 million in the purchase of property and equipment for the three months ended March 31, 2021.

Cash provided by financing activities

Net cash provided by financing activities was $42.7 million for the three month ended March 31, 2022, as compared to $3.3 million for the three months ended March 31, 2021. The increase in inflows was primarily attributable to net proceeds of $70.5 million received from the completion of the Business Combination in January 2022, which was partially offset by our repayment of convertible promissory notes also in January 2022, totaling $27.3 million, as compared to net proceeds of $3.5 million from the issuance of loans in Italy for the three months ended March 31, 2021.

Contractual Obligations and Commitments

For the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Form 8-K Amendment No. 1 filed with the SEC on March 24, 2022, except in January 2022, we settled convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $27.3 million. For further information on these lease amendments, please see Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

For the three months ended March 31, 2022, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 8-K Amendment No. 1 filed with the SEC on March 24, 2022 other than those described in Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

JOBS Act Accounting Election

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected to avail ourselves of this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, where allowable we have early adopted certain standards as described in Note 2 of our consolidated financial statements. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation.

We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of this registration; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Previously Disclosed Material Weakness

As previously disclosed in Part II, Item 9A of our 2021 Annual Report, CPSR's management prior to the Business Combination concluded that CPSR’s management prior to Business Combination did not maintain effective internal control over financial reporting as of December 31, 2021, due to a material weakness related to CPSR's historical consolidated financial statements issued prior to the Business Combination. The material weakness related to CPSR prior to the Business Combination not having adequate controls over accounting for complex financial instruments associated with the accounting for warrants issued in connection with CPSR’s initial public offering.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, we completed the Business Combination, which resulted in a change in management responsible for the preparation and review of our consolidated financial statements. Effective as of the closing of the Business Combination, the management of Legacy Gelesis is responsible for internal control over financial reporting and the former management of CPSR no longer participates in financial reporting. Additionally, the internal controls of Legacy Gelesis became our internal controls.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Subsequent to the Business Combination, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Our assessment is that, post-Business Combination, we have a sufficiently staffed and technically experienced finance and accounting team to address the financial reporting requirements of a public company. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded the conditions causing the material weakness no longer existed, and are not expected to exist. Accordingly, we determined the material weakness did not exist in internal control over financial reporting as of March 31, 2022. Management has concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of our 2021 Annual Report. Except as set forth below, there have been no material changes to our risk factors from those previously disclosed in our 2021 Annual Report.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below and under “Risk Factors” in Part I, Item 1A, of our 2021 Annual Report, together with the other information contained in this Quarterly Report and in our 2021 Annual Report, before making a decision to invest in our securities. If any of the following events, or the events described under “Risk Factors” in Part I, Item 1A, of our 2021 Annual Report, occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, our stock traded within a range of a high price of $6.62 and a low price of $2.75 per share for the period of January 14, 2022, our first day of trading on the New York Stock Exchange through May 11, 2022. Factors which affect the volatility of the market price of our common stock include, without limitation:

•
any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers or its manufacturing plans;
•
our ability to generate sufficient patient demand for its product and product candidates;
•
our inability to establish collaborations, if needed;
•
our failure to commercialize its product candidates;
•
departures of key scientific, commercial or management personnel;
•
unanticipated serious safety concerns related to the use of our product candidates;
•
introduction of new products or services offered by us or our competitors;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
our ability to effectively manage its growth;
•
actual or anticipated variations in quarterly operating results;
•
our cash position;
•
our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•
publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
changes in the market valuations of similar companies;
•
overall performance of the equity markets;
•
sales of our common stock by us or our shareholders in the future;
•
trading volume of our common stock;
•
changes in accounting practices;
•
ineffectiveness of our internal controls;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
significant lawsuits, including patent or shareholder litigation;
•
general political and economic conditions; and
•
other events or factors, many of which are beyond our control.

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

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to the Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan and future exercise of warrants or registration rights, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

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

Sales of a substantial number of shares of our common stock in the public market, including the resale of the shares of common stock held by our stockholders, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 72,390,413 shares of our common stock outstanding as of May 11, 2022, approximately 42,668,860 and 4,917,221 shares are currently subject to restrictions on transfer under 180-day and 360-day lock-up under agreements, respectively, entered into between us and the holders of those shares. These restrictions are due to expire on July 13, 2022 and January 13, 2023, respectively, resulting in these shares becoming eligible for public sale on July 14, 2022 and January 14, 2023, respectively, if they are registered under the Securities Act of 1933, as amended (the “Securities Act”), or if they qualify for an exemption from registration under the Securities Act. Pursuant to our Amended and Restated Registration and Stockholder Rights Agreement, dated January 13, 2021, by and among the us and the stockholders party thereto (the “Registration Rights Agreement”), certain of our stockholders are entitled to registration rights requiring us to file a registration statement to register such securities for resale.

The registrable securities that we are obligated to register pursuant to our obligations under the Registration Rights Agreement and the Subscription Agreements with PIPE Investors would represent approximately 82.9% of the shares of our common stock currently outstanding as of the date of this Quarterly Report, including those issuable upon exercise of the warrants. After it is effective and until such time that it is no longer effective, the registration statement registering such registrable securities will permit the resale of these shares. The resale, or expected or potential resale, of a substantial number of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for existing stockholders to sell their holdings at times and prices that they determine are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to the registration statement we are required to file pursuant to the Registration Rights Agreement, the selling securityholders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time.

We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock‑up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, our common stock is also subject to potential dilution from the exercise of up to 24,333,365 warrants, the exercise of up to 15,144,811 stock options, the issuance of common stock pursuant to the vesting of up to 5,2727,601 restricted stock units, the issuance of up to 23,482,845 earnout shares pursuant to the triggering events in the Business Combination Agreement, and the potential issuance of common stock in connection with future equity and or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of common stock held by our stockholders, could adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.

There can be no assurance that the warrants will be in the money at the time they become exercisable; they may expire worthless and therefore we will not receive cash proceeds from the exercise of warrants.

As of the date of this Quarterly Report, we have 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of January 13, 2027 or redemption; (ii) 7,520,000 outstanding Private Warrants to purchase 7,520,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of January 13, 2027 or redemption and (iii) 3,013,365 exercisable Rollover Warrants, 1,353,062 of which are exercisable at an exercise price of $4.26 and expire on October 21, 2030 and 1,660,303 of which are exercisable at an exercise price of $0.02 and expire on February 15, 2025.

The exercise of warrants is highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. For example, to the extent that the price of our common stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Warrants will exercise their warrants. To the extent that the price of our common stock is less than $11.50 per share, it is less likely that such holders will exercise their warrants. As of May 11, 2022, the price of our common stock price was $4.53 per share. There can be no assurance that our warrants will be in the money prior to their expiration. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Warrants are not redeemable so long as they are held by the initial stockholders and are exercisable on a cashless basis. Our Rollover Warrants are not redeemable and are exercisable on a cashless basis only with respect to the 1,660,303 warrants that have an exercise price of $0.02. As such, it is possible that we may never generate any cash proceeds from the exercise of our warrants.

The financial and operational projections and commercialization and product candidate development timelines that we may provide from time to time are subject to inherent risks.

The projections and timelines that our management may provide from time to time (including with respect to financial or operational matters, commercialization efforts or product candidate development) reflect numerous assumptions made by our management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions, including our ability to raise additional financing, and other matters, all of which may be difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate or, in the event we do not successfully raise subsequent financing, that our commercialization or product development activities may be curtailed. There will be differences between actual and projected results, and actual results may be materially different from those contained in our projections or timelines. Further, if our commercialization or product development activities are slowed or stopped, we would be unable to meet the timelines and projections previously provided by us. The inclusion of projections or timelines in (or incorporated by reference in) this Quarterly Report or any other filing we make with the SEC should not be regarded as an indication that we or our management or representatives considered or consider such projections and timelines to be a reliable prediction of future events, and the projections and timelines should not be relied upon as such.

If certain holders of our common stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our common stock and such holders still may receive significant proceeds.

As of the date of this Quarterly Report, the market price of our common stock is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, CPSR, the per-share price of the 9,000,000 shares of Class A Common Stock our predecessor sold to certain investors in connection with our Business Combination in a private placement for an aggregate amount of

$90.0 million (the “PIPE Financing”) and also the per share value of the consideration issued to Legacy Gelesis shareholders upon consummation of our Business Combination. However, certain of our shareholders who hold shares of our common stock that were (i) originally purchased by our predecessor’s sponsor, Capstar Sponsor Group, LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) originally issued by CPSR in a private placement in connection with Backstop Agreement, dated December 30, 2021 (the “Backstop Agreement”), between CPSR and certain investors (the “Backstop Shares”), may nonetheless be willing to sell such Founder Shares or Backstop Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 4,916,250 Founder Shares were purchased at an effective price of $0.0051 per share. Holders of the Backstop Shares purchased an aggregate of 744,217 shares of CPSR’s Class A common stock in a private placement at a price of $10.00 per share, for an aggregate purchase price of $7.4 million and such holders also received an aggregate of 1,983,750 shares of CPSR Class A common stock as additional consideration, resulting in an effective purchase price for the currently outstanding 2,727,967 Backstop Shares of approximately $2.73 per share. Accordingly, holders of the Founder Shares and Backstop Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders. On May 11, 2022, the closing price of our common stock was $4.53. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $22.3 million and the aggregate sales price of the Backstop would be approximately $12.4 million.

The Founder Shares and 1,983,750 of the Backstop Shares are currently subject to restrictions on transfer under applicable lock-up agreements; however, these restrictions are due to expire on July 13, 2022 and January 13, 2023, respectively, resulting in these shares becoming eligible for public sale on July 14, 2022 and January 14, 2023, respectively, if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act. Pursuant to our Registration Rights Agreement, certain of our stockholders, including holders of the Founder Shares and holders of the Backstop Shares, are entitled to registration rights requiring us to register such securities for resale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 3, “Business Combination and Reverse Recapitalization,” in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report regarding Subscription Agreements between CPSR and certain investors and the Backstop Agreement between CPSR and certain investors.

As discussed in Note 3, “Business Combination and Reverse Recapitalization,” in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, in connection with the Business Combination, pursuant to the Subscription Agreements, each dated July 19, 2021, the PIPE Investors purchased an aggregate of 9,000,000 shares of CPSR's Class A common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $90.0 million. The PIPE Investment was consummated on January 13, 2022 in connection with the closing of the Business Combination. In addition, pursuant to the Backstop Agreement, dated December 30, 2021, the Backstop Investors purchased an aggregate of 744,217 shares of CPSR's Class A common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $7.4 million. Additionally, CPSR issued the Backstop Investors 1,983,750 CPSR Class A common stock as additional consideration. The transactions contemplated by the Backstop Agreement were consummated on January 13, 2022 in connection with the closing of the Business Combination. The shares of Class A common stock issued pursuant to the Subscription Agreements and the Backstop Agreement have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

The Company intends to use the proceeds from the PIPE Investment and the sale of shares to the Backstop Investors to support the sale of Plenity.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2022	By:	/s/ Yishai Zohar
Yishai Zohar
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Elliot Maltz
Elliot Maltz
Chief Financial Officer (Principal Financial and Accounting Officer)