Form 10-K/A
period 2021-12-31
GELESIS HOLDINGS, INC.
filed 2022-06-08
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

Gelesis Holdings, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022 (the “Original Report”), as amended by Amendment No. 1 that was filed with the SEC on May 2, 2022 (the “Amendment No. 1”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original Report and Exhibits 31.3 and 31.4 filed with the Amendment No. 1.

The Company is filing revised exhibits solely in order to include in the certifications set forth in Exhibits 31.1, 31.2, 31.3 and 31.4 the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. Except as explicitly set forth in the Amendment No. 1, the Amendment No. 2 does not reflect events occurring after the date of the filing of the Original Report or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment No. 2 should be read in conjunction with the Original Report, as amended by the Amendment No. 1. The Amendment No. 2 consists solely of the preceding cover page, this explanatory note, an exhibit index, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment No. 2.

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits:

The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2022

GELESIS HOLDINGS, INC.

/s/ Yishai Zohar
Name: Yishai Zohar
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Yishai Zohar
Yishai Zohar	Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2022
/s/ Elliot Maltz
Elliot Maltz	Chief Financial Officer (Principal Financial and Accounting Officer)	June 8, 2022