Form 10-Q
period 2022-06-30
GELESIS HOLDINGS, INC.
filed 2022-08-15
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 72,591,359 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
SIGNATURES		80

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
•
our ability to achieve and maintain widespread market acceptance of Plenity, including building brand recognition and loyalty, achieving awareness and acceptance among the medical community, increasing sales, and achieving commercial success;
•
the impact of current and future applicable laws and regulations, whether in the United States or foreign countries, and our ability to comply with such laws and regulations;
•
our ability to produce adequate supply of Plenity, including our ability to continue to invest in manufacturing capacity and to build additional manufacturing sites;
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
•
the level of demand, and willingness of potential members to pay out-of-pocket for, Plenity;
•
our ability to enforce our intellectual property rights, adequately protect our proprietary technology or maintain issued patents that are sufficient to protect Plenity and the value of our intellectual property, and our ability to prevent third parties from infringing on our intellectual property and our proprietary technology;
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
•
risks related to our business partners' ability to successfully launch and commercialize Plenity in certain key markets;
•
risks related to our suppliers and distributors, including the loss of such suppliers or distributors, or their inability to provide adequate supply of materials or distribution;
•
the risk that our business partners may experience significant disruptions in their operations;
•
our ability to retain our senior executive officers and to attract and keep senior management and key scientific and commercial personnel;
•
our ability to identify and discover additional product candidates and to obtain and maintain regulatory approval for such candidates;

ii

•
risks related to potential product liability exposure for Plenity or other future product candidates;
•
risks related to adverse publicity in the weight management industry, changes in the perception of our brands, and the impact of negative information or inaccurate information about us on social media;
•
our ability to enhance our brand recognition, increase distribution of Plenity and generate product sales and reduce operating losses going forward;
•
the impact of risks associated with economic, financial, political, environmental and social matters and conditions on our supply chain, our manufacturing operations and other aspects of our business;
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
•
other factors detailed under the section entitled "Risk Factors: in Item 1A of Part II of this Quarterly Report

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,341	$28,397
Accounts receivable	1,256	731
Grants receivable	9,480	9,172
Inventories	18,821	13,503
Prepaid expenses and other current assets	6,753	14,203
Total current assets	61,651	66,006
Property and equipment, net	56,305	58,515
Operating lease right-of-use assets	1,725	2,016
Intangible assets, net	14,547	15,680
Other assets	4,741	4,084
Total assets	$138,969	$146,301
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including due to related party of $303 and $147, respectively	$22,135	$10,066
Accrued expenses and other current liabilities, including due to related party of $2,791 and $5,664 respectively	9,715	13,660
Deferred income	33,702	32,370
Operating lease liabilities	550	541
Convertible promissory notes due to related party, held at fair value	—	27,128
Notes payable	3,177	1,950
Warrant liabilities	—	15,821
Total current liabilities	69,279	101,536
Deferred income	9,040	8,914
Operating lease liabilities	1,222	1,519
Notes payable, including due to related party of $15,223 and $16,523, respectively	30,015	35,131
Warrant liabilities	1,130	—
Earnout liability	6,190	—
Other long-term liabilities, including due to related party of $3,062 and $2,416, respectively	5,908	5,588
Total liabilities	122,784	152,688
Commitments and contingencies (Note 19)
Noncontrolling interest	11,087	11,855
Legacy Gelesis redeemable convertible preferred stock, $0.0001 par value – zero shares issued and outstanding at June 30, 2022; 51,730,762 shares authorized at December 31, 2021; and 48,566,655 shares issued and outstanding at December 31, 2021	—	311,594
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value - 250,000,000 shares authorized at June 30, 2022; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value – 900,000,000 shares authorized at June 30, 2022; 72,552,477 shares issued and outstanding at June 30, 2022; 125,961,571 shares authorized at December 31, 2021; 6,248,192 shares issued and outstanding at December 31, 2021	7	1
Additional paid-in capital	289,332	(64,549)
Accumulated other comprehensive (loss) income	(344)	219
Accumulated deficit	(283,896)	(265,507)
Total stockholders’ equity (deficit)	5,098	(329,836)
Total liabilities, noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit)	$138,969	$146,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$8,973	$2,178	$16,487	$5,279
Total revenue, net	8,973	2,178	16,487	5,279
Operating expenses:
Costs of goods sold, including related party expenses of $359 and $87, respectively, and $659 and $211, respectively	4,786	2,005	9,699	4,821
Selling, general and administrative, including related party expenses of $125 and $123, respectively, and $250 and $246, respectively	32,450	13,972	70,156	25,917
Research and development, including related party expenses of $57 and $64, respectively, and $119 and $130, respectively	5,523	5,592	12,933	9,968
Amortization of intangible assets	566	566	1,133	1,133
Total operating expenses	43,325	22,135	93,921	41,839
Loss from operations	(34,352)	(19,957)	(77,434)	(36,560)
Change in the fair value of earnout liability	18,812	—	52,681	—
Change in the fair value of convertible promissory notes	—	—	(156)	—
Change in the fair value of warrants	2,600	(4,977)	6,084	(7,051)
Interest expense, net	(186)	(227)	(321)	(588)
Other income, net	613	422	930	891
Loss before income taxes	(12,513)	(24,739)	(18,216)	(43,308)
Provision for income taxes	—	—	—	17
Net loss	(12,513)	(24,739)	(18,216)	(43,325)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	(82,365)	(37,934)	(116,126)
Accretion of noncontrolling interest put option to redemption value	(85)	(96)	(173)	(190)
Net loss attributable to common stockholders	$(12,598)	$(107,200)	$(56,323)	$(159,641)
Net loss per share attributable to common stockholders—basic and diluted	$(0.17)	$(19.18)	$(0.83)	$(28.54)
Weighted average common shares outstanding—basic and diluted	72,423,043	5,589,728	67,609,838	5,592,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(12,513)	$(24,739)	$(18,216)	$(43,325)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(426)	43	(564)	(368)
Total other comprehensive (loss) income	(426)	43	(564)	(368)
Comprehensive loss	$(12,939)	$(24,696)	$(18,780)	$(43,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Noncontrolling Interest	Legacy Gelesis Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$12,429	18,446,525	$213,525	2,155,490	$1	$23,907	$938	$(171,784)	$(146,938)
Retroactive application of recapitalization	—	29,367,421	—	3,431,604	—	—	—	—	—
Adjusted Balance at December 31, 2020	$12,429	47,813,946	$213,525	5,587,094	$1	$23,907	$938	$(171,784)	$(146,938)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	—	33,761	—	—	(33,761)	—	—	(33,761)
Exercise of Legacy Gelesis preferred stock warrants	—	752,709	2,997	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	1,455	—	—	1,455
Issuance of Legacy Gelesis common stock up exercise of stock options	—	—	—	2,634	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	94	—	—	—	—	—	—	(94)	(94)
Foreign currency translation adjustment	(546)	—	—	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	—	—	(18,586)	(18,586)
Balance at March 31, 2021	$11,977	48,566,655	$250,283	5,589,728	$1	$(8,395)	$527	$(190,464)	$(198,331)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	—	82,365	—	—	(82,365)	—	—	(82,365)
Exercise of Legacy Gelesis preferred stock warrants	—	—	937	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	1,639	—	—	1,639
Issuance of Legacy Gelesis common stock up exercise of stock options	—	—	—	25,464	—	5		—	5
Accretion of noncontrolling interest put option to redemption value	96	—	—	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	152	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	—	(24,739)	(24,739)
Balance at June 30, 2021	$12,225	48,566,655	$333,585	5,615,192	$1	$(89,116)	$570	$(215,299)	$(303,844)

Balance at December 31, 2021	$11,855	18,736,936	$311,594	2,410,552	$1	$(64,549)	$219	$(265,507)	$(329,836)
Retroactive application of recapitalization	—	29,829,719	—	3,837,640	—	—	—	—	—
Adjusted Balance at December 31, 2021	$11,855	48,566,655	$311,594	6,248,192	$1	$(64,549)	$219	$(265,507)	$(329,836)
Accretion of Legacy Gelesis senior preferred stock to redemption value prior to Business Combination	—	—	37,934	—	—	(37,934)	—	—	(37,934)
Conversion of Legacy Gelesis convertible preferred stock into common stock upon Business Combination	—	(48,566,655)	(349,528)	48,566,655	—	349,528	—	—	349,528
Proceeds from Business Combination, net of issuance costs and assumed liabilities (Note 3)	—	—	—	17,399,440	6	70,472	—	—	70,478
Conversion of Legacy Gelesis preferred stock warrants into common stock warrants upon Business Combination	—	—	—	—	—	16,747	—	—	16,747
Recognition of earnout liability upon Business Combination	—	—	—	—	—	(58,871)	—	—	(58,871)
Assumed private placement warrant liability upon Business Combination	—	—	—	—	—	(8,140)	—	—	(8,140)
Stock based compensation expense	—	—	—	—	—	13,989	—	—	13,989
Exercise of warrants	—	—	—	176,126	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	88	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	(239)	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	—	(5,703)	(5,703)
Balance at March 31, 2022	$11,704	—	—	72,390,413	$7	$281,246	$82	$(271,298)	$10,037
Stock based compensation expense	—	—	—	—	—	7,976	—	—	7,976
Issuance of common stock upon exercise of stock options	—	—	—	162,064	0	110	—	—	110
Accretion of noncontrolling interest put option to redemption value	85	—	—	—	—	—	—	(85)	(85)
Foreign currency translation adjustment	(702)	—	—	—	—	—	(426)	—	(426)
Net loss	—	—	—	—	—	—	—	(12,513)	(12,513)
Balance at June 30, 2022	$11,087	—	—	72,552,477	$7	$289,332	$(344)	$(283,896)	$5,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,216)	$(43,325)
Adjustments to reconcile net loss to net cash used in operating activities:		.
Amortization of intangible assets	1,133	1,133
Reduction in carrying amount of right-of-use assets	265	150
Depreciation	1,440	358
Stock-based compensation	21,965	3,094
Unrealized loss (gain) on foreign currency transactions	672	(28)
Non-cash interest (income) expense	(3)	36
Accretion on marketable securities	—	(1)
Change in the fair value of earnout liability	(52,681)	—
Change in the fair value of warrants	(6,084)	7,051
Change in the fair value of convertible promissory notes	156	—
Change in fair value of One S.r.l. call option	865	554
Changes in operating assets and liabilities:
Account receivables	(1,473)	640
Grants receivable	(1,078)	(675)
Prepaid expenses and other current assets	5,048	(7,685)
Inventories	(5,258)	(156)
Other assets	(536)	(3,281)
Accounts payable	11,486	(2,374)
Accrued expenses and other current liabilities	571	8,211
Operating lease liabilities	(263)	(144)
Deferred income	2,300	7,048
Other long-term liabilities	(81)	(5,975)
Net cash used in operating activities	(39,772)	(35,369)
Cash flows from investing activities:
Purchases of property and equipment	(5,067)	(10,057)
Maturities of marketable securities	—	24,000
Net cash (used in) provided by investing activities	(5,067)	13,943
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs	70,478	—
Principal repayment of notes payable	(1,119)	(226)
Repayment of convertible promissory notes due to related party, held at fair value	(27,284)	—
Proceeds from issuance of promissory notes (net of issuance costs of $0 and $30, respectively)	—	4,540
Proceeds from the exercise of warrants	4	9
Proceeds from exercise of share-based awards	110	10
Net cash provided by financing activities	42,189	4,333
Effect of exchange rates on cash	(406)	(680)
Net decrease in cash	(3,056)	(17,773)
Cash and cash equivalents at beginning of year	28,397	48,144
Cash and cash equivalents at end of period	$25,341	$30,371
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expense	$1,027	$1,217
Deferred financing costs included in accounts payable and accrued expense	—	$506
Recognition of earnout liability	$58,871	—
Recognition of private placement warrant liability	$8,140	—
Supplemental cash flow information:
Interest paid on notes payable	$181	$158
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

On July 19, 2021, Gelesis, Inc. (together with its consolidated subsidiaries, “Legacy Gelesis”) entered into a Business Combination Agreement (as amended on November 8, 2021 and December 30, 2021, the “Business Combination Agreement”) with CPSR, a Delaware corporation and special purpose acquisition company, and CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”). On January 13, 2022, Legacy Gelesis, CPSR, and Merger Sub consummated the business combination (“Business Combination”) pursuant to the terms of the Business Combination Agreement. Pursuant to the Business Combination Agreement, on the closing date, (i) Merger Sub merged with and into Legacy Gelesis (the “Merger”), with Legacy Gelesis as the surviving company in the Merger, and, after giving effect to such Merger, Legacy Gelesis became a wholly-owned subsidiary of CPSR and (ii) CPSR changed its name to “Gelesis Holdings, Inc.” (together with its consolidated subsidiaries, “Gelesis Holdings”). The Business Combination, together with the PIPE Investment and the sale of the Backstop Purchase Shares, generated approximately $105 million in gross proceeds and $70.5 million in net proceeds (See Note 3). On January 14, 2022, Gelesis Holdings’ common stock and public warrants began trading on the New York Stock Exchange under the symbols “GLS” and “GLS.W”, respectively.

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

The Company has a history of incurring substantial operating losses and has financed its operations primarily from the issuance of equity, promissory notes, government grants, supply and distribution agreements and collaborations and licensing arrangements. Such operating losses and negative cash flows from operations have continued in the first and second quarters of 2022 and the Company expects they will continue in the foreseeable future. Even with proceeds from the Business Combination, and considering the aggregate proceeds from the post-period issuance of three promissory notes and the post-period CMS amendment, the Company expects its cash on hand as of the date of the condensed consolidated financial statements and collection of accounts and grants receivable will only be sufficient to meet the Company’s obligations into the second quarter of 2023, and not at least twelve months beyond the date of issuance of the condensed consolidated financial statements. However, the extension of the Company's cash runway into the second quarter of 2023 is only achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to the Company's discretionary sales and marketing activities and manufacturing and supply chain functions, and prior to considerations for any additional funding. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and may adversely impact the sale of Plenity.

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

One S.r.l. Call Option: In connection with the October 2020 amended agreement with One S.r.l., the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment. The One S.r.l. call option was recorded as a liability held at fair value at the date of issuance and is remeasured at each subsequent reporting date with changes in fair value recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Fair value is determined using a Black-Scholes option pricing model.

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

3.
Business Combination and Reverse Recapitalization

As discussed in Note 1, on January 13, 2022, the Company consummated the Business Combination pursuant to the Business Combination Agreement with CPSR dated July 19, 2021, as amended on November 8, 2021 and December 30, 2021. Concurrently with the execution of the Business Combination Agreement, CPSR entered into subscription agreements with certain investors (the “PIPE Investors”). Pursuant to the subscription agreements, the PIPE Investors purchased an aggregate of 9,000,000 shares of CPSR’s Class A common stock (the “PIPE Investment”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $90.0 million. The PIPE Investment was consummated in connection with the closing. On December 30, 2021, CPSR entered into a backstop agreement (the “Backstop Agreement”) with certain investors (the “Backstop Investors”). Pursuant to the Backstop Agreement, the Backstop Investors purchased an aggregate of 744,217 shares of CPSR’s Class A common stock (“Backstop Purchase Shares”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $7.4 million. Additionally, CPSR issued the Backstop Investors 1,983,750 shares of CPSR Class A common stock as additional consideration. The Backstop Agreement was consummated in connection with the closing.

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

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received rollover common stock warrants of the Company on a one-to-one basis.

Immediately prior to the closing of the Business Combination, Legacy Gelesis common warrants were split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received rollover common stock warrants of the Company on a one-to-one basis.

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

4.
Fair Value Measurements

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following at June 30, 2022 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Earnout liability (See Note 14)	$6,190	$—	$—	$6,190
Private placement warrant liability (see Note 13)	1,130	—	—	1,130
One S.r.l. call option (see Note 11)	3,062	—	—	3,062
Total liabilities measured at fair value	$10,382	$—	$—	$10,382

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following at December 31, 2021 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Convertible promissory notes (see Note 12)	$27,128	$—	$—	$27,128
Legacy Gelesis preferred stock warrants (See Note 13)	15,821	—	—	15,821
One S.r.l. call option (see Note 11)	2,416	—	—	2,416
Total liabilities measured at fair value	$45,365	$—	$—	$45,365

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the six months ended June 30, 2022:

	Convertible Promissory Notes	Legacy Gelesis Redeemable Preferred Stock Warrants Liabilities	One S.r.l. Call Option	Earnout Liability	Private Placement Warrant Liability
Balance at December 31, 2021	$27,128	$15,821	$2,416	$—	$—
Assumed upon Business Combination	—	—	—	—	8,140
Recognized upon Business Combination	—	—	—	58,871	—
Changes in fair value	156	926	865	(52,681)	(7,010)
Foreign currency translation (gain)/loss	—	—	(219)	—	—
Conversion and exchange upon Business Combination	—	(16,747)	—	—	—
Settlement	(27,284)	—	—	—	—
Balance at June 30, 2022	$—	$—	$3,062	$6,190	$1,130

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the six months ended June 30, 2022. The fair value measurement of the convertible promissory notes, Legacy Gelesis preferred stock warrant liability, One S.r.l. call option liability, earnout liability and private placement warrant liability utilized inputs not observable in the market and thus represents a Level 3 measurement.

5.
Product Revenue and Reserve and Allowances

The Company sells the Product principally to a limited number of customers consisting of telemedicine and online pharmacies, that in turn resell the Product to end-user patients and healthcare providers. Patients are required to have a prescription in order to purchase the Product in the United States.

Revenue for the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Roman Health Pharmacy LLC	$6,916	$2,037	$13,415	$4,931
GoGoMeds	2,057	140	3,072	230
CMS	—	—	—	119
Total	$8,973	$2,178	$16,487	$5,279

Roman Health Pharmacy LLC ("Ro")

On June 14, 2022, the Company entered into a Third Amended and Restated Supply and Distribution Agreement with Ro, pursuant to which the parties amended their previous agreement that granted Ro exclusive telehealth distributor rights to sell Plenity in the United States in the mail order/online pharmacy channel. Pursuant to the amendment, the Company received $15.0 million in cash from Ro as a pre-buy commitment to purchase units of Plenity, which was recorded to deferred income upon receipt in the accompanying condensed consolidated balance sheets.

At June 30, 2022 and December 31, 2021, the Company recorded a deferred income balance of $32.5 million and $31.0 million, respectively, in current liabilities in the accompanying condensed consolidated balance sheets with respect to Ro.

GoGoMeds ("GGM")

At June 30, 2022 and December 31, 2021, the Company recorded an accounts receivable balance of $1.3 million and $0.8 million, respectively, prior to reserves and allowances (see below), in the accompanying condensed consolidated balance sheets with respect to GGM.

CMS Bridging DMCC ("CMS")

At June 30, 2022 and December 31, 2021, the discounted time-based milestone had a balance of $4.2 million and $4.1 million, respectively, included in other assets in the accompanying condensed consolidated balance sheets. The royalties and other commercial milestones will only be recognized in the periods in which the applicable subsequent sales occur.

Reserves and Allowances

The following table summarizes the activity in the product revenue reserve and allowance during the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Balance at December 31,	$82	$14
Provision related to product sales	1,193	326
Credits and payments made	(1,154)	(324)
Balance at June 30,	$121	$16

At June 30, 2022 and 2021, product related reserve and allowances comprised solely contractual adjustments owed to the Company’s telehealth and online pharmacy partners, which were netted to accounts receivable in the Company’s condensed consolidated balance sheets for the year. Through June 30, 2022, there had been no product related reserves or allowances owed to other parties, including the federal and state governments or their agencies.

6.
Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$9,599	$8,074
Work in process	4,746	2,643
Finished goods	4,476	2,786
Total inventories	$18,821	$13,503

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses	$1,128	$982
Prepaid insurance	1,474	55
Prepaid manufacturing expenses	596	2,624
Prepaid contract research costs	185	262
Research and development tax credit	692	579
Value added tax receivable	1,574	5,633
Deferred financing costs	—	3,855
Income tax receivable	198	213
Investment tax credit	906	—
Prepaid expenses and other current assets	$6,753	$14,203

8.
Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$28,158	$28,101
Land and buildings	10,186	10,404
Leasehold improvements	1,490	1,614
Computer equipment and software	529	463
Capitalized software	232	228
Construction in process	21,683	22,097
Property and equipment – at cost	62,278	62,907
Less accumulated depreciation	(5,973)	(4,392)
Property and equipment – net	$56,305	$58,515

The Company owns and operates commercial manufacturing and research and development facilities in Italy, including a 51,000 square foot facility, which the Company expects to further expand to a 88,600 square foot facility, as well as approximately 12 acres of land, where the Company initiated construction of an additional 207,000 square foot facility. Both facilities are near the Town of Lecce in the Puglia region of Italy. Property and equipment classified as construction in process at June 30, 2022 and December 31, 2021 are related to the development of manufacturing lines that have not yet been placed into service at June 30, 2022 and December 31, 2021, respectively.

Depreciation expense was approximately $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

9.
Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and related benefits	$2,442	$1,384
Accrued professional fees and outside contractors (including due to related party of $179 and $60, respectively)	2,392	4,359
Accrued property, plant and equipment additions	589	1,257
Accrued inventory and manufacturing expense	285	128
Unpaid portion of acquisition of intangible asset and investment in related party (see Note 11)	2,612	5,604
Tax payables	70	145
Deferred legal fees	738	738
Accrued interest	587	45
Total accrued expenses	$9,715	$13,660

10.
Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June,	December 31,
	2022	2021
Long-term tax liabilities	91	182
Contingent loss for research and development tax credits	2,755	2,990
One S.r.l. call option (see Note 11)	3,062	2,416
Total other long-term liabilities	$5,908	$5,588

11.
Significant Agreements

Puglia 1 Grant

In May 2020, the Company was awarded a grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 1 Grant”), The Company recognized grant income of $0.4 million and $0.4 million in other income, net, on the accompanying condensed consolidated statements of operations during the six months ended June 30, 2022 and 2021, respectively, related to the PIA 1 Grant, of which less than $0.1 million and $0.4 million was attributable to research and development expenses and investments in facilities and equipment, respectively, during the six months ended June 30, 2022 and less than $0.2 million was attributable to both research and development expenses and investments in facilities and equipment, respectively, during the six months ended June 30, 2021. The Company recorded $5.5 million and $6.4 million of deferred income in the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, of which $0.8 million and $0.9 million was recorded as a current liability, respectively, as it is expected to be recognized within one year of the date of the accompanying condensed consolidated balance sheets. The Company collected zero proceeds from the PIA 1 Grant during the six months ended June 30, 2022, and recorded a grant receivable of $5.0 million and $5.4 million in the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

Puglia 2 Grant

In November 2020, the Company was awarded a second grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 2 Grant”), The Company recognized grant income of $1.0 million and $1.0 million in other income, net, on the accompanying condensed consolidated statements of operations during the six months ended June 30, 2022, and 2021, respectively, related to the PIA 2 Grant, which was entirely attributable to research and development expenses. The Company has recorded $3.4 million and $3.7 million of deferred income in the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, of which $0.2 million and $0.4 million was recorded as a current liability, respectively, as it is expected to be recognized within one year of the date of the accompanying condensed consolidated balance sheets. The Company collected zero proceeds from the PIA 2 Grant during the six months ended June 30, 2022, and has recorded a grant receivable of $4.4 million and $3.6 in the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

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

In connection with the acquisition of the 10% equity interest in One, the Company made a payment of $2.9 million to One shareholders during the six months ended June 30, 2022. The Company had remaining undiscounted payments of €2.5 million and €5.0 million due to One at June 30, 2022 and December 31, 2021, respectively (approximately $2.6 million and $5.7 million due to One at June 30, 2022 and December 31, 2021, respectively). The remaining payments at June 30, 2022 were recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months. None of the future milestones under the amended and restated master agreement, have been met, or are deemed to be probable of being met, at the transaction date or at June 30, 2022 and December 31, 2021, respectively.

A summary of the intangible asset activity that resulted from this transaction during the six months ended June 30, 2022 is as follows (in thousands):

Intangible Assets
Intangible asset at relative fair value	$15,564
Adjustment to record deferred tax liability	5,783
Carrying value of intangible asset at June 2019 acquisition date	$21,347
Cumulative amortization expense	(5,667)
Balance at December 31, 2021	$15,680
Period amortization expense	(1,133)
Balance at June 30, 2022	$14,547

In October 2020, the Company further amended the terms of the agreement with One to cancels its obligation to issue a warrant for redeemable convertible preferred stock in the 2019 One Amendment for additional commercial milestone consideration and a warrant to purchase common stock. Additionally, the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment at an exercise price of €6.0 million (approximately $6.3 million at June 30, 2022). The call option is only exercisable upon (1) a change of control or a deemed liquidation event by the Company, as defined, in the Company’s Restated Certification of Incorporation (2) the date in which the Company’s current Chief Executive Officer is no longer affiliated with the Company in his capacity as either an executive officer or a member of the board of directors.

The One S.r.l. call option was recorded as a liability held at fair value at the date of issuance and is remeasured at each subsequent reporting date with changes in fair value recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Fair value is determined using a Black-Scholes option pricing model. The significant inputs used in estimating the fair value of call option liability include the estimated fair value of the underlying stock price, expected term, risk free interest rate, and expected volatility.

The following represents a summary of the changes to Company’s One S.r.l. call option liability during the six months ended June 30, 2022 (in thousands):

Balance at December 31, 2021	$2,416
Change in fair value	865
Foreign currency translation gain	(219)
Balance at June 30, 2022	$3,062

The following weighted average assumptions were used to determine the fair value of the One S.r.l. call option liability at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Expected term	4.0 years	2.0 years
Expected volatility	64.0%	62.0%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.0%	0.70%
Estimated fair value of ownership interest	$6,097	$6,922
Exercise price of call option	$6,270	$6,806

Research Innovation Fund (“RIF”) Financing

In August 2020, the Gelesis S.r.l. entered into a loan and equity agreement with RIF, an investment fund out of the EU, whereby Gelesis S.r.l. received €10.0 million (approximately $10.4 million at June 30, 2022) from RIF as an equity investment and €15.0 million (approximately $15.7 million at June 30, 2022) as a loan with a fixed interest rate of 6.35% per annum (see Note 12). The equity investment can be called by the Company, beginning in December 2023 and ending in December 2026, by paying the investment plus 15% percent annual interest. If the Company does not exercise this call option, beginning in January 2027 and ending in December 2027, RIF may put the investment to the Company at a cost of the investment amount plus 3.175% percent annual interest. The loan has a termination date of December 31, 2030 and is repayable over 8 years starting 24 months subsequent to its issuance. Any unpaid principal and interest must be repaid upon exercise of the call option by the Company, or subsequent exercise of a put option by RIF. At June 30, 2022, RIF holds approximately 20% of the equity of Gelesis S.r.l.

The Company recorded accretion of $0.2 million and foreign currency translation gain of $0.9 million to the noncontrolling interest during the six months ended June 30, 2022. The noncontrolling interest balance was $11.1 million and $11.9 million at June 30, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

12.
Debt

The Company’s non-convertible debt outstanding at June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30,	December 31,
	2022	2021
Italian Economic Development Agency Loan	323	525
Intesa Sanpaolo Loan 1	7,384	8,507
Intesa Sanpaolo Loan 2	5,225	5,672
Horizon 2020 Loan	414	486
RIF Shareholders Loan	15,674	17,015
UniCredit Loan	5,188	5,630
Total debt obligation	$34,208	$37,835
Unamortized loan discount and issuance costs	(1,016)	(754)
Total debt obligation carrying amount	$33,192	$37,081
Current portion	$3,177	$1,950
Long-term portion	$30,015	$35,131

2021 Bridge Financing

On December 13, 2021, the Company issued convertible promissory notes to related parties in the principal amount of $27.0 million (see Note 20). At December 31, 2021, the outstanding balance was $27.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $27.3 million. During the six months ended June 30, 2022, the Company recognized a loss of $0.2 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

Future maturities with respect to debt outstanding at June 30, 2022 are as follows (in thousands):

At June 30, 2022
Remaining 2022 obligation	1,362
2023	7,909
2024	5,315
2025	3,868
2026	3,889
More than 5 years	11,865
Total maturities	$34,208

13.
Warrant Liabilities

The following represents a summary of the warrant liabilities activity during the six months ended June 30, 2022:

	Series A-4 Warrants	Private Placement Warrants	Total
Balance at December 31, 2021	$15,821	$—	$15,821
Assumed upon Business Combination	—	8,140	8,140
Changes in fair value	926	(7,010)	(6,084)
Conversion and exchange upon Business Combination	(16,747)	—	(16,747)
Balance at June 30, 2022	$—	$1,130	$1,130

Private Placement Warrants

At June 30, 2022, there were 7,520,000 Private Placement Warrants outstanding exercisable at $11.50 per share for common stock at the same terms as the Public Warrants. However, the warrants will not be redeemable by the Company for cash so long as they are held by the initial stockholders or their permitted transferees. The initial purchasers of the Private Placement Warrants, or their permitted transferees, also have the option to exercise the Private Placement Warrants on a cashless basis. If Private Placement

Warrants are held by holders other than the initial purchasers thereof or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The warrants were initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The warrants at issuance and at June 30, 2022, were valued utilizing a modified Monte Carlo Simulation value model and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the Private Placement Warrant liability at June 30, 2022:

Private Placement Warrants
Expected term	4.5 years
Expected volatility	62.0%
Expected dividend yield	0.0%
Risk free interest rate	3.0%
Price of Gelesis Common Stock	$1.55
Exercise price of warrants	$11.50

Legacy Gelesis Redeemable Preferred Stock Warrants

In connection with the Business Combination, Legacy Gelesis redeemable preferred stock warrants were reclassified from liability treatment to equity treatment pursuant to the terms of their exchange (see Note 15).

14.
Earnout Liability

The following represents a summary of the earnout liability activity during the six months ended June 30, 2022:

Earnout Liability
Balance at December 31, 2021	$—
Recognized upon Business Combination	58,871
Changes in fair value	(52,681)
Balance at June 30, 2022	$6,190

At Business Combination close and at June 30, 2022, there were 18,758,241 earnout shares underlying the liability, which were unissued and unvested. At June 30, 2022, none of the triggering events had been met.

The earnout liability was initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The earnout liability at issuance and at June 30, 2022, were valued utilizing a Monte Carlo Simulation and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the earnout liability at June 30, 2022:

Earnout Liability
Expected term	4.5 years
Expected volatility	62.0%
Expected dividend yield	0.0%
Risk free interest rate	3.0%
Price of Gelesis Common Stock	$1.55

15.
Stockholder's Equity (Deficit)

Common Stock

The Company’s authorized capital stock consists of (a) 900,000,000 shares of common stock, par value $0.0001 per share; and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share. At June 30, 2022, there were 72,552,477 shares of common stock issued and outstanding.

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

At June 30, 2022, there were 13,800,000 Public Warrants outstanding.

Rollover Warrants

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received rollover common stock warrants of the Company on a one-to-one basis. At close of Business Combination and June 30, 2022, there were 1,836,429 and 1,660,303 rollover warrants outstanding, respectively, with an exercise price of $0.02. During the six months ended June 30, 2022, 176,126 rollover warrants were exercised for proceeds of less than $0.1 million.

Immediately prior to the closing of the Business Combination, existing Legacy Gelesis common warrants were also split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business Combination and at June 30, 2022, respectively, there were 1,353,062 of these warrants outstanding with an exercise price of $4.26.

At June 30, 2022 and December 31, 2021 common stock reserved for future issuances was as follows:

	June 30,	December 31,
	2022	2021
Common stock issued upon option exercise and RSUs vesting	20,000,493	13,486,708
Conversion of all classes of redeemable convertible preferred stock	—	48,566,655
Issuances upon exercise of warrants to purchase Series A-4, upon conversion to common warrants	—	1,836,429
Issuances upon exercise of common stock warrants	24,333,365	1,353,062
Earnout shares	23,482,845	—
Total common stock reserved for future issuance	67,816,703	65,242,854

16.
Stock-Based Compensation

2021 Stock Option Plan

In January 2022, the Company's Board of Directors approved the 2021 Stock Option and Incentive Plan (the "2021 Plan"), which supersedes the 2016 Stock Option and Grant Plan and the 2006 Stock Incentive Plan and provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units to employees, directors, and nonemployees of the Company. The 2021 Plan was authorized initially to issue 9,583,570 shares, plus on January 1, 2023 and each January 1 thereafter, the number of shares of Stock reserved and available for issuance under the Plan shall be cumulatively increased by 4 percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31. Under the 2021 Plan, 2,370,188 shares remained available for issuance at June 30, 2022.

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

Stock-based compensation expense is summarized for employees and nonemployees, by category in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,008	$494	$8,073	$1,061
Selling, general and administrative	4,968	1,145	13,892	2,033
Total	$7,976	$1,639	$21,965	$3,094

Stock Option Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,889,820	$10.39	6.17	$54,449
Retroactive application of reverse recapitalization	7,784,666	(6.38)
Adjusted and Outstanding at December 31, 2021	12,674,486	$4.01	6.17	$54,449
Granted	2,658,185	$3.35
Exercised	(162,064)	$0.68
Forfeited - unvested	(17,281)	$5.56
Forfeited - vested	(63,718)	$4.31
Expired	(456,534)	$1.23
Outstanding at June 30, 2022	14,633,074	$4.01	6.66	$840
Exercisable at June 30, 2022	9,780,237	$3.81	5.43	$840
Vested and Expected to Vest at June 30, 2022	14,633,074	$4.01	6.66	$840

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the common stock. The total fair value of options vested during the six months ended June 30, 2022 was $2.4 million.

The fair value of each option issued was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

Six Month Ended June 30,
2022
Market price of common stock	$3.35
Expected volatility	72.4%
Expected term (in years)	6.1
Risk-free interest rate	1.7%
Expected dividend yield	0.0%

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 was $2.17. At June 30, 2022 and December 31, 2021, there was $13.7 million and $8.7 million, respectively, of unrecognized compensation cost related to unvested stock option grants under the 2021 Plan, which was expected to be recognized over a weighted-average period of 2.4 and 2.2 years, respectively.

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding and Unvested at December 31, 2021	313,354	$21.41
Retroactive application of reverse recapitalization	498,868	$(13.15)
Adjusted and Outstanding and Unvested at December 31, 2021	812,222	$8.26
Granted	4,555,197	$3.46
Vested	(17,654)	$8.26
Forfeited	—
Outstanding and Unvested at June 30, 2022	5,349,765	$4.18

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

At June 30, 2022 and December 31, 2021, unrecognized compensation cost for RSU awards granted totaled $16.0 million and $6.7 million, respectively, which was expected to be recognized over a weighted-average period of 2.8 and 0.9 years, respectively.

17.
Income Taxes

The Company did not record a provision during the three months and the six months ended June 30, 2022 and June 30, 2021, respectively. The provision recorded differs from the US statutory rate of 21% for the three months and six months ended June 30, 2022 and June 30, 2021 primarily due to the valuation allowance recorded against the net operating losses and deferred tax assets.

The Company continues to evaluate the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is not more likely than not that the Company will recognize the benefits of the net deferred tax assets. Therefore, a full valuation allowance has been recorded against the balance of net deferred tax assets in the United States as of June 30, 2022 and December 31, 2021, respectively.

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

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(12,513)	$(24,739)	$(18,216)	$(43,325)
Accretion of redeemable convertible preferred stock to redemption value	—	(82,365)	(37,934)	(116,126)
Accretion of noncontrolling interest put option to redemption value	(85)	(96)	(173)	(190)
Net loss attributable to common stockholders	$(12,598)	$(107,200)	$(56,323)	$(159,641)
Denominator:
Weighted average common shares outstanding, basic and diluted	72,423,043	5,589,728	67,609,838	5,592,911
Net loss per share, basic and diluted	$(0.17)	$(19.18)	$(0.83)	$(28.54)

The Company’s potential dilutive securities, which include stock options, RSUs, warrants and earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. The Company excluded the following potential common stock, presented based on amounts outstanding at June 30, 2022 and 2021 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	June 30,
	2022	2021
Convertible preferred stock	-	48,566,655
Warrants on convertible preferred stock	-	1,836,429
Options and RSUs to acquire common stock	20,000,493	13,624,593
Warrants on common stock	24,333,365	1,353,062
Earnout shares	-	-
Total	44,333,858	65,380,739

Total potentially dilutive common share equivalents for the three and six months ended June 30, 2022, excludes 23,482,845 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.
19.
Commitments and Contingencies

Operating Leases

In June 2019, the Company entered into an operating lease agreement with PureTech Health LLC, or PureTech, for office space located in Boston, Massachusetts. The lease expires in August 2025, with total lease payments of $3.2 million over the term.

At June 30, 2022, the Company’s operating lease right of use assets was $1.7 million, of which $0.5 million and $1.2 million were short-term and long-term lease liabilities, respectively. At December 31, 2021, the Company’s operating lease right of use assets was $2.0 million, of which $0.5 million and $1.5 million were short-term and long-term lease liabilities, respectively. Operating lease expense was $0.2 million during the three months ended June 30, 2022 and 2021, respectively. Operating lease expense was $0.3 million during the six months ended June 30, 2022 and 2021, respectively. The remaining noncancelable term of the Company’s operating leases was 3.2 years at June 30, 2022, and the weighted average discount rate was 5.9%.

Future maturities of the lease liability under the Company’s noncancelable operating leases at June 30, 2022 are as follows (in thousands):

At June 30, 2022
Remaining 2022 maturities	$313
2023	629
2024	553
2025	383
2026	30
More than 5 years	15
Total undiscounted lease maturities	$1,923
Imputed interest	(151)
Total lease liability	$1,772

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

One S.r.l

Under the amended and restated master agreement with One, the Company is required to pay a 2.0% royalty on net product sales and an aggregate of €17.5 million (approximately $18.3 million at June 30, 2022) upon the achievement of certain commercial milestones of new medical indications as well as Plenity and pay royalties on net product sales and/or a percentage of sublicense income. At June 30, 2022, none of the milestones have been met.

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

The Company has recorded $2.8 million and $3.0 million as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively. In October 2021, the Italian federal tax authority initiated an audit of the research and development tax credits for the calendar years 2017 through 2019. The Company expects that this tax audit will continue through 2022.

Litigation

In connection with the Business Combination, the Company received a litigation demand letter from certain purported stockholders alleging that the Company was required to provide holders of Class A Common Stock a separate class vote in connection with proposed amendments of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares, such that separate votes can be cast on the proposed increase in the number of shares of Class A common stock and the proposed increase in the number of shares of preferred stock. During the six months ended June 30, 2022, the Company reached an agreement to resolve the claim and settled for an immaterial cash payment.

20.
Related Party Transactions

The Company had the following transactions with related parties:

PureTech

In June 2019, PureTech executed a sublease agreement with the Company (see Note 19). With respect to the sublease, the Company incurred lease expense of $0.1 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company incurred royalty expense of $0.2 million and less than $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million in connection with the PureTech royalty agreement (see Note 19) during the six months ended June 30, 2022 and 2021, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to PureTech of $0.1 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

On December 13, 2021, the Company issued a convertible promissory note to PureTech in the principal amount of $15.0 million (see Note 12). At December 31, 2021, the outstanding balance was $15.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $15.2 million. During the six months ended June 30, 2022, the Company recognized a loss of $0.1 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

SSD2

On December 13, 2021, the Company issued a convertible promissory note to SSD2, LLC in the principal amount of $12.0 million (see Note 12). At December 31, 2021, the outstanding balance was $12.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $12.1 million. During the six months ended June 30, 2022, the Company recognized a loss of less than $0.1 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

One S.r.l

Consulting Agreement with Founder of One

The Company and one of the founders of One, who is also a stockholder of the Company, entered into a consulting agreement for the development of the Company's science and technology. The Company incurred costs for consulting services received from the founder of One totaling less than $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.1 million during the six months ended June 30, 2022 and 2021, respectively, recorded in research and development expense in the accompanying condensed consolidated statements of operations. The Company recorded an accounts payable balance to the founder of less than $0.1 million at both June 30, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

Acquisition of One

In connection with the amended and restated master agreement with One (see Note 11), the Company acquired a 10.0% equity interest in One in exchange for cash consideration. During the six months ended June 30, 2022 the Company made a payment of $2.9 million to One shareholders with respect to the acquisition. The Company had remaining undiscounted payments of €2.5 million and €5.0 million due to One at June 30, 2022 and December 31, 2021, respectively (approximately $2.6 million and $5.7 million due to One at June 30, 2022 and December 31, 2021, respectively). The balance at June 30, 2022 was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months.

Additionally, the Company incurred royalty expense of $0.2 million and $0.1 million with One (see Note 19) during the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to One S.r.l. of $0.1 million and an accrued expense balance of $0.2 million at June 30, 2022 and an accrued expense balance of less than $0.1 million at December 31, 2021, respectively, related to royalties in the accompanying condensed consolidated balance sheets.

RIF Transaction

In connection with the RIF transaction entered into in August 2020, the Company received $12.3 million from RIF as an equity investment that can be called by the Company beginning in December 2023 and ending in December 2026 by paying the investment plus 15.0% percent annual interest or put by RIF starting in January 2027 and ending in December 2027 for the investment amount plus 3.175% percent annual interest. RIF holds approximately 20% of the equity of Gelesis S.r.l. at June 30, 2022 (see Note 11). In addition, the shareholders of RIF provided the Company with a loan for $18.4 million with a fixed interest rate of 6.35% per annum (see Note 12).

21.
Subsequent Events

The Company has evaluated subsequent events which may require adjustment to or disclosure in the condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements.

Promissory Notes and Promissory Note Warrants

On July 25, 2022 and August 4, 2022, the Company issued three term promissory notes in the aggregate principal amount of $25.0 million to existing investor CMS Bridging DMCC, an affiliate of CMS Medical Venture Investment (HK) Limited, and existing investors and related parties PureTech Health LLC and SSD2 LLC, for an aggregate cash purchase price of $25.0 million. Each of the promissory notes is unsecured and bears interest at a rate of 15% per annum. Each promissory note matures on the earlier of (a) December 31, 2023 or (b) five (5) business days following a qualified financing. Upon a payment default under any promissory note that has not been cured after five days (i) the Company will be required to issue certain warrants to the holders as defined by the promissory note agreements and (ii) the holders will have the option to convert outstanding principal and accrued interest into a number of shares of Gelesis common stock as defined by the promissory note agreements.

CMS License Agreement Amendment and CMS Warrant

On August 4, 2022, the Company entered into an amendment to the License, Collaboration and Supply Agreement, dated June 18, 2020, by and between the Company and CMS Bridging DMCC, an affiliate of CMS Medical Venture Investment (HK) Limited. Pursuant to the amendment, the one-time, non-refundable, and non-creditable regulatory approval milestone payment of $5.0 million provided for in the original agreement became immediately payable. In addition, the amendment expands the CMS Territory and provides that the minimum annual royalty term for CMS territory will commence January 2024 (rather than January 2022, as previously provided under the original agreement) and extend through the expiration date of the amended agreement.

Upon execution of the amendment, the Company also issued to CMS a warrant to purchase up to 400,000 shares of common stock, par value $0.0001 per share, at an exercise price of $0.01 per share. The warrant expires on the date that is ten years from the date of issuance and is exercisable at any time from the date of issuance until the expiration date.

One S.r.l. Amended Warrant Purchase Agreement

On August 9, 2022, the Company entered into an amendment to the Warrant Purchase Agreement dated October 21, 2020, by and between the Company and the One S.r.l. warrantholders. Pursuant to the amendment, the Company deferred payment of the aggregate remaining purchase price under the patent license and assignment agreement and master agreement between the Company and One S.r.l., totaling €2.5 million, (which the Company owes to One S.r.l. shareholders) until March 31, 2023.

Pursuant to the amendment, and in consideration for the deferral, the Company amended the exercise price of the One S.r.l. warrantholders' 1,353,062 previously issued common stock warrants from $4.26 to $1.45.

Committed Equity Facility with B. Riley Principal Capital II, LLC

On August 11, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the agreement, the Company will have the right, but not the obligation, to sell to B. Riley up to the lesser of (i) $50,000,000 of newly issued shares of common stock, and (ii) 14,506,475 shares of common stock (which is the number of shares equal to approximately 19.99% of the aggregate number of shares of the Company's common stock issued and outstanding immediately prior to the execution of the agreement), from time to time during the 24-month term set forth in the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Gelesis” refer to Gelesis Holdings, Inc. and its consolidated subsidiaries (formerly known as Capstar Special Purpose Acquisition Corp. or "CPSR") following the Business Combination with Gelesis Inc., or Legacy Gelesis. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with (i) the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report and (ii) the audited historical consolidated financial statements of Legacy Gelesis, and the notes thereto, in our Form 8-K Amendment No. 1 filed on with the SEC on March 24, 2022. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and those set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report, actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. You should carefully read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Our first commercial product, Plenity®, received de novo clearance from the FDA on April 12, 2019 to aid in weight management in adults with excess weight or obesity, Body Mass Index (BMI) of 25 to 40 kg/m2, when used in conjunction with diet and exercise.

Plenity, which is available by prescription in the United States, became available for first commercial sale in May 2020 to a limited number of consumers. In October 2020 availability was increased to test commercial interest and consumer experience. Activities associated with a full commercial launch in the United States began in late 2021. In February 2022, we launched the first national broad awareness media campaign for the product and we continued to invest in broad awareness during the six months ended June 30, 2022. While these are significant milestones, continued commercialization of Plenity will require significant external funding until we are able to generate positive cash flows from product sales.

Since our inception, we have devoted our resources to business planning, developing proprietary superabsorbent hydrogel manufacturing know-hows and technologies, preclinical and clinical development, commercial activities, recruiting management and technical staff and raising capital. We have funded our operations to date through proceeds from the issuance of redeemable convertible preferred stock, license and collaboration agreements, long-term loans, and government grants. We have incurred significant operating losses to date. Our net losses were $12.5 million and $24.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.2 million and $43.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $283.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

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

As of the date of this Quarterly Report, considering the aggregate proceeds from the post-period issuance of three promissory notes and the post-period CMS amendment, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023, prior to considerations for any additional funding, and not at least twelve months beyond the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, we anticipate that this extension of our cash runway into the second quarter of 2023 will only be achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. See “—Liquidity and Capital Resources” for further information.

Recent Developments

Roman Health Pharmacy LLC Distribution Agreement Amendment

On June 14, 2022, we entered into a Third Amended and Restated Supply and Distribution Agreement with Ro to amend the agreement that granted Ro exclusive telehealth distributor rights to sell Plenity in the United States in the mail order/online pharmacy channel. Pursuant to the amended agreement, Ro’s exclusive distributor rights to sell Plenity in the United States became exclusive only for consumers who seek an on-line consultation through myplenity.com in the United States and with respect to certain named competitors and/or third parties. Such rights will continue through July 1, 2023, consistent with the parties’ prior agreement. In addition, pursuant to the amended agreement, we received $15.0 million in cash from Ro as a pre-buy commitment to purchase units of Plenity.

Promissory Notes and Promissory Note Warrants

On July 25, 2022 and August 4, 2022, we issued three term promissory notes in the aggregate principal amount of $25.0 million to existing investor CMS Bridging DMCC, an affiliate of CMS Medical Venture Investment (HK) Limited (“CMS”), and existing investors PureTech Health LLC (“PureTech”) and SSD2 LLC (“SSD2”), for an aggregate cash purchase price of $25.0 million (the “2022 Promissory Notes”). Each of the 2022 Promissory Notes is unsecured and bears interest at a rate of 15% per annum. Each 2022 Promissory Note matures on the earlier of (a) December 31, 2023 or (b) five (5) business days following a qualified financing. Upon a payment default under any 2022 Promissory Note that has not been cured after five days (i) we will be required to issue certain warrants to the holders as defined by the 2022 Promissory Note agreements and (ii) the holders will have the option to convert outstanding principal and accrued interest into a number of shares of our Common Stock as defined by the 2022 Promissory Note agreements.

CMS License Agreement Amendment and CMS Warrant

On August 4, 2022, we entered into an amendment to the License, Collaboration and Supply Agreement, dated June 18, 2020, by and between us and CMS Bridging DMCC, an affiliate of CMS Medical Venture Investment (HK) Limited. Pursuant to the amendment, the one-time, non-refundable, and non-creditable regulatory approval milestone payment of $5.0 million provided for in the original agreement became immediately payable. In addition, the amendment expands the CMS Territory to include Brunei, Myanmar, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Thailand and Vietnam and provides that the minimum annual royalty term for CMS territory will commence January 2024 (rather than January 2022, as previously provided under the original agreement) and extend through the expiration date of the amended agreement.

Upon execution of the amendment, we also issued to CMS a warrant to purchase up to 400,000 shares of common stock, par value $0.0001 per share, at an exercise price of $0.01 per share. The warrant expires on the date that is ten years from the date of issuance and is exercisable at any time from the date of issuance until the expiration date.

One S.r.l. Amended Warrant Purchase Agreement

On August 9, 2022, we entered into an amendment to the Warrant Purchase Agreement dated October 21, 2020, by and between us and the holders of the warrants. Pursuant to the amendment we deferred payment of the aggregate remaining purchase price under the patent license and assignment agreement and master agreement between us and One S.r.l., totaling €2.5 million, (which we owe to One S.r.l. shareholders) until March 31, 2023.

Pursuant to the amendment, and in consideration for the deferral, we amended the exercise price of the 1,353,062 common stock warrants held by One S.r.l. shareholders from $4.26 to $1.45.

Committed Equity Facility with B. Riley Principal Capital II, LLC

On August 11, 2022, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the agreement, we will have the right, but not the obligation, to sell to B. Riley up to the lesser of (i) $50,000,000 of newly issued shares of our common stock, and (ii) 14,506,475 shares of our common stock (which is the number of shares equal to approximately 19.99% of the aggregate number of shares of our common stock issued and outstanding immediately prior to the execution of the agreement), from time to time during the 24-month term set forth in the agreement.

Impact of COVID-19

In December 2019, illnesses associated with COVID-19 were reported and the virus has since caused widespread and significant disruption to daily life and economies across geographies. The World Health Organization has classified the outbreak as a pandemic. Our business, operations and financial condition and results have not been significantly impacted as a result of the COVID-19 pandemic, rather we have recognized revenue for the first time during 2020 and we have expanded our facilities, sales/marketing and supply chain personnel to support the sale of Plenity. To date, COVID-19 has not materially impacted our ability to secure and deliver supply of Plenity. To date, COVID-19 has not significantly impacted the ongoing clinical trials of our other product candidates.

In response to the COVID-19 pandemic, we have taken swift actions to ensure the safety of our employees and other stakeholders. We are diligently working with our suppliers, customers, distributors and other partners to provide consumers with access to Plenity, while taking into account regulatory, institutional, and government guidance, policies and protocols.

However, the full extent of the impact of the pandemic and future outbreaks on our business, operations, and financial condition and results in future periods remain uncertain, particularly, with respect to consumer demand for or access to Plenity, and the administration of clinical research and development activities. Further, our ability to source raw materials and components, manufacture as well as transport and distribute Plenity may be limited and therefore impact sales of Plenity.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present not only significant opportunities for us but also pose risks and challenges, including those discussed below. In particular, our ability to successfully address the below key factors is dependent upon our ability to successfully raise the capital to fund such efforts. Our failure to obtain additional funding may force us to delay, limit or terminate our marketing efforts and investments in our product pipeline, which may negatively impact our ability to grow our business and attract and/or retain enough customers to operate profitably.

New Consumer Acquisition

Our ability to attract new consumers is a key factor for our future growth. To date we have successfully acquired consumers through our U.S. commercial launch in conjunction with the continued development of marketing and sales tactics. We intend to acquire new members in the United States by promoting Plenity directly to the consumer. The promotional activities will motivate a potential future member to ask a health care professional about acquiring Plenity through one of two channels:

•
Telehealth: We partner with a leading telehealth platform in the United States, providing convenient and immediate access to physicians online at no cost. Pursuant to an amended and restatement agreement, we have granted Ro exclusive distributor rights to sell Plenity in the United States with respect to (i) consumers who seek an on-line consultation through myplenity.com in the United States and (ii) certain named competitors and or third parties.
•
Health Care Providers: We engage a limited contract sales force to promote Plenity to target physicians. To support prescription fulfillment for our non-telehealth tradition HCP promotional efforts, we engage GGM, to distribute all non-telehealth mail order prescriptions generated in the United States by health care providers.

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
•
CMS: In Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore, United Arab Emirates, Brunei, Myanmar, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Thailand and Vietnam, we partner with China Medical System Holdings Limited (CMS) (HKG:0867) for the commercialization of Plenity.

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

Product Candidate Expansion

In addition to Plenity, we have invested in a pipeline of product candidates for prevalent and important gastrointestinal, or GI, tract-related chronic diseases including, type 2 diabetes, NAFLD/NASH, functional constipation, and inflammatory bowel disease by targeting the natural processes of the GI pathway. We expect to continue investing in our pipeline over time to broaden our commercial opportunity. The continued preclinical and clinical development of the pipeline will require significant financial resources. If we are unable to generate sufficient demand in Plenity or raise additional capital at favorable terms, if at all, we may not have sufficient funds to invest in the research and development of additional product candidates.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business (dollar amounts in thousands except where noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
In thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New members acquired	43,800	14,200	84,200	28,300
Units sold	129,890	33,120	244,460	81,881
Product revenue, net	$8,973	$2,178	$16,487	$5,279
Average selling price per unit, net	$69.08	$65.76	$67.44	$64.47
Gross profit	$4,187	$173	$6,788	$458
Gross margin	46.7%	7.9%	41.2%	8.7%

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

Units sold

Units sold is defined as the number of 28-day supply units of Plenity sold through our strategic partnerships with online pharmacies and telehealth providers as well as the units sold to our strategic partners outside the United States.

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

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
In thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted EBITDA
Net loss	$(12,513)	$(24,739)	$(18,216)	$(43,325)
Provision for income taxes	—	—	—	17
Depreciation and amortization	987	750	2,573	1,491
Stock based compensation expense	7,976	1,639	21,965	3,094
Change in fair value of earnout liability	(18,812)	—	(52,681)	—
Change in fair value of warrants	(2,600)	4,977	(6,084)	7,051
Change in fair value of convertible promissory notes	—	—	156	—
Change in fair value of One S.r.l. call option	607	506	865	554
Interest expense, net	186	227	321	588
Adjusted EBITDA	$(24,169)	$(16,640)	$(51,101)	$(30,530)

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

Selling, general and administrative costs are expensed as incurred. Selling, general and administrative costs include sales and marketing costs incurred as a result of the commercialization of our products, payroll and personnel expense, stock-based compensation expense, and costs of programs and infrastructure necessary for the general conduct of our business.

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

Other non-operating income (expense), net

Change in the fair value of earnout liability

We have earnout shares which are contingent issuable as incremental consideration pursuant to ASC 815. The earnout shares are initially recorded at fair value and remeasured to fair value at each reporting date until settlement with gains and losses arising from changes in fair value recognized in the condensed consolidated statements of operations.

Changes in the fair value of warrants

We have issued warrants to investors which are liability classified and initially recorded at fair value and remeasured to fair value at each reporting date until settlement with gains and losses arising from changes in fair value recognized in the condensed consolidated statements of operations.

Interest expense, net

Interest expense, net consists of interest incurred on our various loans and interest income earned on our cash, cash equivalents and marketable securities.

Other income (expense), net

Other income, net primarily consists of income earned on our grants from government agencies in Italy, research and development tax credits earned in Italy for qualifying expenses, and gains and losses on foreign currency transactions. Other income, net also consists of changes in fair value of the One S.r.l. call option.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,
	2022	2021	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$8,973	$2,178	$6,795
Total revenue, net	8,973	2,178	6,795
Operating expenses:
Costs of goods sold	4,786	2,005	2,781
Selling, general and administrative	32,450	13,972	18,478
Research and development	5,523	5,592	(69)
Amortization of intangible assets	566	566	—
Total operating expenses	43,325	22,135	21,190
Loss from operations	(34,352)	(19,957)	(14,395)
Other non-operating income (expense), net	21,839	(4,782)	26,621
Loss before income taxes	(12,513)	(24,739)	12,226
Provision for income taxes	—	—	—
Net loss	$(12,513)	$(24,739)	$12,226

Product revenue, net

We recognized product revenue, net of $9.0 million for the three months ended June 30, 2022, as compared to $2.2 million for the three months ended June 30, 2021, an increase of $6.8 million or 312%. We sold 129,890 units at an average selling price per unit, net of $69.08 for the three months ended June 30, 2022, as compared to 33,120 units at an average selling price per unit, net of $65.76 for the three months ended June 30, 2021.

The increase in units sold was primarily attributable to our planned and executed commercialization strategy for Plenity. We made Plenity available for commercial sale through a beta launch that began in in October 2020 and continued throughout 2021. Activities associated with a full commercial launch of the Product in the United States began in late 2021, and in February 2022, we launched the first national broad awareness media campaign for Plenity and continued to invest in broad awareness during the three months ended June 30, 2022.

Cost of goods sold

We recognized cost of goods sold of $4.8 million for the three months ended June 30, 2022, as compared to $2.0 million for the three months ended June 30, 2021, an increase of $2.8 million. Depreciation as a component of cost of goods sold was $0.6 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The increases were primarily attributable to the revenue recognized with respect to units sold for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Gross profit was $4.2 million for the three months ended June 30, 2022, as compared to $0.2 million for the three months ended June 30, 2021, an increase of $4.0 million. Gross margin also increased to 46.7% for the three months ended June 30, 2022, as compared to 7.9% for the three months ended June 30, 2021. The increases were primarily attributable to production commencing at our first commercial-scale manufacturing facility in the fourth quarter of 2021 and the increased production quantity as well as the implementation of new finished-goods packaging in the third quarter 2021.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
Selling and marketing expense	$22,197	$7,273	$14,924
General and administrative expense	5,285	5,554	(269)
Non-cash stock-based compensation expense	4,968	1,145	3,823
Total selling, general and administrative expense	$32,450	$13,972	$18,478

Our selling, general and administrative expense was $32.5 million for the three months ended June 30, 2022, as compared to $14.0 million for the three months ended June 30, 2021, an increase of $18.5 million or 132%.

Selling and marketing expense increased $14.9 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in selling and marketing expense was primarily attributable to increased marketing spend to support the commercial sale of Plenity. In February 2022, we launched the first national broad awareness media campaign for the product, which included TV, digital, social, and Out of Home media channels to grow awareness of Plenity. We continued to invest in broad awareness during the three months ended June 30, 2022.

General and administrative expense remained relatively unchanged, we incurred expense of $5.3 million for the three months ended June 30, 2022, as compared to $5.6 million for the three months ended June 30, 2021.

Non-cash stock-based compensation expense increased $3.8 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily attributable to compensation cost with respect to the issuance of new equity awards in 2022 as well as the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
GS200	$4	$267	(263)
GS300	(55)	812	(867)
GS500	—	1,106	(1,106)
Unallocated expenses
Other research and development expenses	2,567	2,913	(346)
Non-cash stock-based compensation expense	3,008	494	2,514
Total Research and development expense	$5,523	$5,592	$(69)

Our research and development expense was $5.5 million for the three months ended June 30, 2022, as compared to $5.6 million for the three months ended June 30, 2021.

Non-cash stock-based compensation expense increased $2.5 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily attributable to compensation cost with respect to the issuance of new equity awards in 2022 as well as the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards.

The decrease in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources. Similarly, other research and development expenses decreased $0.3 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Other non-operating income (expense), net

We recognized other non-operating income, net of $21.8 million for the three months ended June 30, 2022, as compared to other non-operating expense, net of $4.8 million for the three months ended June 30, 2021, an increase in income of $26.6 million. The income for the three months ended June 30, 2022 was primarily attributable to income of $18.8 million with respect to the change in fair value of our earnout liability as well as income of $2.6 million with respect to the change in fair value of our warrant liabilities. The income for the three months ended June 30, 2022, was further attributable to $0.6 million in investment tax credit income recognized with respect to certain tax incentives offered for property and equipment investment in Italy and income of $1.0 million recognized with respect to grants awarded by the Puglia region of Italy. The income was partially offset by a loss of $0.6 million recognized with respect to the change in fair value of the One S.r.l. call option.

The expense for the three months ended June 30, 2021 was primarily attributable to a loss of $5.0 million recognized for the change in fair value of our warrant liabilities.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021:

	For the Six Months Ended June 30,
	2022	2021	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$16,487	$5,279	$11,208
Total revenue, net	16,487	5,279	11,208
Operating expenses:
Costs of goods sold	9,699	4,821	4,878
Selling, general and administrative	70,156	25,917	44,239
Research and development	12,933	9,968	2,965
Amortization of intangible assets	1,133	1,133	—
Total operating expenses	93,921	41,839	52,082
Loss from operations	(77,434)	(36,560)	(40,874)
Other non-operating income (expense), net	59,218	(6,748)	65,966
Loss before income taxes	(18,216)	(43,308)	25,092
Provision for income taxes	—	17	(17)
Net loss	$(18,216)	$(43,325)	$25,109

Product revenue, net

We recognized product revenue, net of $16.5 million for the six months ended June 30, 2022, as compared to $5.3 million for the six months ended June 30, 2021, an increase of $11.2 million or 212%. We sold 244,460 units at an average selling price per unit, net of $67.44 for the six months ended June 30, 2022, as compared to 81,881 units at an average selling price per unit, net of $64.47 for the six months ended June 30, 2021.

The increase in units sold was primarily attributable to our planned and executed commercialization strategy for Plenity. We made Plenity available for commercial sale through a beta launch that began in in October 2020 and continued throughout 2021. Activities associated with a full commercial launch of the Product in the United States began in late 2021, and in February 2022, we launched the first national broad awareness media campaign for Plenity and continued to invest in broad awareness during the six months ended June 30, 2022.

Cost of goods sold

We recognized cost of goods sold of $9.7 million for the six months ended June 30, 2022, as compared to $4.8 million for the three months ended June 30, 2021, an increase of $4.9 million. Depreciation as a component of cost of goods sold was $0.8 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The increases were primarily attributable to the revenue recognized with respect to units sold for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Gross profit was $6.8 million for the six months ended June 30, 2022, as compared to $0.5 million for the six months ended June 30, 2021, an increase of $6.3 million. Gross margin also increased to 41.2% for the six months ended June 30, 2022, as compared to 8.7% for the six months ended June 30, 2021. The increases were primarily attributable to production commencing at our first commercial-scale manufacturing facility in the fourth quarter of 2021 and the increased production quantity as well as the implementation of new finished-goods packaging in the third quarter 2021.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
Selling and marketing expense	$43,361	$14,959	$28,402
General and administrative expense	12,903	8,925	3,978
Non-cash stock-based compensation expense	13,892	2,033	11,859
Total selling, general and administrative expense	$70,156	$25,917	$44,239

Our selling, general and administrative expense was $70.2 million for the six months ended June 30, 2022, as compared to $25.9 million for the six months ended June 30, 2021, an increase of $44.2 million or 171%.

Selling and marketing expense increased $28.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in selling and marketing expense was primarily attributable to increased marketing spend to support the commercial sale of Plenity. In February 2022, we launched the first national broad awareness media campaign for the product, which included TV, digital, social, and Out of Home media channels to grow awareness of Plenity. We continued to invest in broad awareness during the six months ended June 30, 2022.

General and administrative expense increased $4.0 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily attributable to professional and legal expenses incurred with respect to the Business Combination.

Non-cash stock-based compensation expense increased $11.9 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily attributable to compensation cost with respect to the issuance of new equity awards in 2022 as well as the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
GS200	$47	$1,312	(1,265)
GS300	127	812	(685)
GS500	75	1,106	(1,031)
Unallocated expenses
Other research and development expenses	4,612	5,677	(1,065)
Non-cash stock-based compensation expense	8,073	1,061	7,012
Total Research and development expense	$12,933	$9,968	$2,965

Our research and development expense was $12.9 million for six months ended June 30, 2022, as compared to $10.0 million for the six months ended June 30, 2021, an increase of $3.0 million or 30%.

Non-cash stock-based compensation expense increased $7.0 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily attributable to compensation cost with respect to the issuance of new equity awards in 2022 as well as the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards.

The decrease in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources. Similarly, other research and development expenses decreased $1.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Other non-operating income (expense), net

We recognized other non-operating income, net of $59.2 million for the six months ended June 30, 2022, as compared to expense, net of $6.7 million for the six months ended June 30, 2021, an increase in income of $66.0 million. The income for the six months ended June 30, 2022 was primarily attributable to income of $52.7 million with respect to the change in fair value of our earnout liability as well as income of $6.1 million with respect to the change in fair value of our warrant liabilities. The income for the six months ended June 30, 2022, was further attributable to $0.8 million in investment tax credit income recognized with respect to certain tax incentives offered for property and equipment investment in Italy and income of $1.5 million recognized with respect to grants awarded by the Puglia region of Italy. The income was partially offset by a loss of $0.9 million recognized with respect to the change in fair value of the One S.r.l. call option.

The expense for the six months ended June 30, 2021 was primarily attributable to a loss of $7.1 million recognized for the change in fair value of our warrant liabilities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of equity and debt instruments, license and collaboration agreements, supply and distribution agreements, and government grants. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $25.3 million. During the six months ended June 30, 2022, we closed a business combination with CPSR, pursuant to which we received $105.0 million in gross proceeds, prior to the payment of transactions fees due and payable. As of the date of this Quarterly Report, considering the aggregate proceeds from the post-period issuance of the 2022 Promissory Notes and the post-period CMS amendment, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. In addition, we anticipate that this extension of our cash runway into the second quarter of 2023 will only be achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions.

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

Future Liquidity Requirements

Prior to the closing of the Business Combination, holders of 26,844,777 shares of CPSR Class A Common Stock exercised their right to redeem such shares for cash at a price of approximately $10.00 per share for aggregate payments of $268,646,943. As a result, upon closing of the Business Combination, we received approximately $105.0 million of gross proceeds to fund our future capital and liquidity needs. Due to the significant number of redemptions, we implemented an alternative business plan, prioritizing short-term working capital needs such as investments in raw materials and finished goods as well as investments in sales and marketing, and delaying certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We reduced and optimized investments in sales and marketing, prioritizing investments in high return and high exposure mediums. We have sought out, and continue to seek out, alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the sale of Plenity. We expect these actions will provide us with sufficient liquidity to manage short-term risk and uncertainty and (i) enable us to execute our alternative business plan, (ii) afford us time to access financing alternatives to provide for long-term liquidity and (iii) enable us to fund the continued commercialization of Plenity. See Part II, Item 1A, “Risk Factors — There were a significant number of redemptions in connection with the Business Combination and if we are not successful in implementing an alternative business plan and/or raising additional capital in a timely manner, we may have insufficient cash and liquidity to pay operating expenses and other obligations. Any such event would have a material adverse effect on our business and financial condition.” and “Risk Factors — Risks Related to Ownership of Our Common Stock — Future sales of our Common Stock by us or existing stockholders, and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to the Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan and future exercise of warrants, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.” in this Quarterly Report for more information regarding certain factors that may impact our liquidity and our ability to raise additional capital.

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

Revenue Projections

Our revenue projections are highly dependent on (i) our ability to acquire new consumers and/or retain existing consumers and (ii) our ability to access additional capital and raise sufficient levels of funding in a timely manner to support the sales and marketing of Plenity at a broad national level within the United States. If our access to additional capital is delayed or insufficient, it may adversely impact the sale of Plenity and our revenue projections. See Part II, Item 1A “Risk Factors – Risks Related to Financial Position and Financing Needs – The financial and operational projections and commercialization and product candidate development timelines that we may provide from time to time are subject to inherent risks.” in this Quarterly Report for more information.

Warrant Proceeds

As of the date of this Quarterly Report, we have (i) 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of January 13, 2027 or redemption; (ii) 7,520,000 outstanding Private Warrants to purchase 7,520,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier of January 13, 2027 or redemption; (iii) 3,013,365 exercisable Rollover Warrants, 1,353,062 of which are exercisable at an exercise price of $4.26 and expire on October 21, 2030 and 1,660,303 of which are exercisable at an exercise price of $0.02 and expire on February 15, 2025; and (iv) 400,000 warrants issued to CMS which are exercisable at an exercise price of $0.01 and expire on August 4, 2032.

The exercise of warrants is highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. For example, to the extent that the price of our common stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Warrants will exercise their warrants. To the extent that the price of our common stock is less than $11.50 per share, it is less likely that such holders will exercise their warrants. As of August 12, 2022, the closing price of our common stock price was $1.63 per share. There can be no assurance that our warrants will be in the money prior to their expiration and, as such, any or all of our warrants may expire worthless. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Warrants are not redeemable so long as they are held by the initial stockholders and are exercisable on a cashless basis. Our Rollover Warrants and CMS Warrants are not redeemable and are exercisable on a cashless basis only with respect to the 1,660,303 Rollover Warrants that have an exercise price of $0.02. As such, it is possible that we may never generate any cash proceeds from the exercise of our warrants. As of the date of this Quarterly Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

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

We have based our estimate of liquidity on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors mentioned elsewhere in this discussion and analysis. If we require additional equity or debt financing from outside sources, we may not be able to raise it on terms acceptable to us, or at all, and may pursue financing transactions that will not be completed. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	For the Six Months Ended June 30,
	2022	2021
In thousands	(Unaudited)	(Unaudited)
Cash (used in) provided by:
Operating activities	$(39,772)	$(35,369)
Investing activities	(5,067)	13,943
Financing activities	42,189	4,333
Effect of exchange rates on cash	(406)	(680)
Decrease in cash and cash equivalents	$(3,056)	$(17,773)

Cash used in operating activities

Net cash used in operating activities was $39.8 million for the six months ended June 30, 2022, as compared to $35.4 million for the six months ended June 30, 2021. Our net loss after adjusting for non-cash operating activities was $50.5 million for the six months ended June 30, 2022, as compared to $31.0 million for the six months ended June 30, 2021, an increase in loss of $19.5 million. The increase was partially offset by inflows of $5.0 million with respect to prepaid expenses and other current assets for the six months ended June 30, 2022 as well inflows of $11.5 million with respect to accounts payable for the six months ended June 30, 2022. For the six months ended June 30, 2022, we also received $15.0 million as a pre-buy commitment from Ro, which was partially offset by revenue recognized with respect to Ro of $13.4 million for the six months ended June 30, 2022. The increase in operating activity outflows was further influenced by the timing of receivables from our government grants as well as GGM for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Cash (used in) provided by investing activities

Net cash used in investing activities was $5.1 million for the six months ended June 30, 2022, as compared to $13.9 million provided by investing activities for the six months ended June 30, 2021. The outflows were primarily attributable to $5.1 million in the purchase of property and equipment for the six months ended June 30, 2022. For the six months ended June 30, 2021, inflows were primarily attributable to $24.0 million in maturities of marketable securities, which were partially offset by $10.1 million in the purchase of property and equipment for the six months ended June 30, 2021.

Cash provided by financing activities

Net cash provided by financing activities was $42.2 million for the six months ended June 30, 2022, as compared to $4.3 million for the six months ended June 30, 2021. The increase in inflows was primarily attributable to net proceeds of $70.5 million received from the completion of the Business Combination in January 2022, which was partially offset by our repayment of convertible promissory notes also in January 2022, totaling $27.3 million, as compared to net proceeds of $4.5 million from the issuance of loans in Italy for the six months ended June 30, 2021.

Contractual Obligations and Commitments

For the three and six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Form 8-K Amendment No. 1 filed with the SEC on March 24, 2022, except in January 2022, we settled convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $27.3 million. For further information on these convertible promissory notes, please see Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

For the three and six months ended June 30, 2022, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 8-K Amendment No. 1 filed with the SEC on March 24, 2022 other than those described in Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Our assessment is that, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded we maintain effective internal control over financial reporting as of June 30, 2022. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report, and in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 1, 2022 (our “2021 Annual Report”), and our other filings with the SEC, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described in our 2021 Annual Report.

Summary of Principal Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted below, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of any investment in our securities:

Risks Related to Product Development, Regulatory Approval and Commercialization

•
We are dependent on the success of our hydrogel technology for Plenity, which is currently our only marketed and FDA-authorized product.
•
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
•
We are, and will continue to be, subject to ongoing and extensive regulatory requirements. Any failure to comply with applicable laws and regulations, including those pertaining to the advertising and promotion of healthcare products, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, and substantially harm our business.
•
Plenity is currently regulated as a medical device by the FDA and may become subject to similar or other therapeutic regulatory requirements outside the United States.
•
Recently enacted and future legislation may increase the difficulty and cost for us to further commercialize Plenity and any other products we may develop in the future and decrease the prices we may obtain for our approved products.
•
We are responsible for manufacturing Plenity and we currently have validated and active commercial scale manufacturing facility that we are currently expanding, a fully functional pilot manufacturing site that can be quickly activated and land owned and zoned for commercial capacity expansion. We will continue to invest in manufacturing capacity at these sites and possibly build additional manufacturing sites to meet increased demand as Plenity is launched through new channels or in new markets. Our inability to produce an adequate supply of Plenity, due to the loss of these facilities or other future facilities or any material limitation of production at these facilities, could materially and adversely impact the commercial growth and success of Plenity and, consequently, could cause our revenue, earnings or reputation to suffer.
•
There is no guarantee that we will be able to successfully commercialize Plenity through the channels, or in the markets, we are targeting or at all.
•
The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, or if it encounters negative publicity, our ability to fully commercialize Plenity and grow our business will be harmed.

•
Successful commercialization of Plenity is dependent on the willingness of the ultimate patient to pay out-of-pocket. If there is not sufficient patient demand for Plenity, our financial results and future prospects will be harmed.
•
Competing products and technologies could emerge, including pharmaceuticals, devices, and surgical procedures, that adversely affect our opportunity to generate sales of Plenity and achieve profitability.

Risks Related to Intellectual Property Rights

•
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
•
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
•
We may infringe the intellectual property rights of others, which may prevent or delay our development efforts or stop us from commercializing or increase the costs of commercializing Plenity.
•
We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time- consuming, and unsuccessful.
•
Issued patents covering Plenity could be found invalid or unenforceable if challenged in court.
•
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Risks Related to Our Business and Strategy

•
We will need to continue to develop and expand, and if we fail to manage such development and expansion effectively, our expenses could increase more than expected, our revenue may not increase sufficiently to generate sustainable profits and we may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
•
Our ability to identify, engage with, and retain Plenity patients is essential to our ability to grow and sustain our sales.
•
We rely on a limited number of channels for the distribution of Plenity, with a few qualified distributors currently accounting for substantially all of our revenue. The loss of one or more of such qualified distributors would materially harm our business.
•
We depend on collaborations with third parties for the commercialization of Plenity in certain markets. If our third-party partners do not launch and successfully commercialize Plenity in key markets before our competitors offer products for the same or similar uses, we may not be able to fully capitalize on the market potential of Plenity.
•
Our future success depends on our ability to retain our senior executive officers, and to attract and keep senior management and key scientific and commercial personnel.
•
We may not be successful in our efforts to identify or discover additional product candidates.
•
We face potential product liability exposure and, if claims are brought against us, we may incur substantial liability.
•
If we do not continually enhance our brand recognition, increase distribution of Plenity, attract new patients and introduce new and innovative products, either on a timely basis or at all, our business may suffer.
•
Our international operations for the supply chain of Plenity pose certain political, legal and compliance, operational, regulatory, economic and other risks to our business that may be different from or more significant than risks associated with our U.S. operations.
•
Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for Plenity.

Risks Related to Financial Position and Financing Needs

•
We are a commercial stage biotherapeutics company, but to date we have generated limited product sales. We have incurred significant operating losses since our inception and anticipate that we will continue to incur continued losses for the next several years.
•
We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.
•
In order to support our business, we will need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital have become increasingly difficult to secure and may not be available on acceptable terms, if at all, and the failure to obtain this additional funding when needed may force us to delay, limit or terminate our product development efforts or other operations.
•
We believe our current cash and cash equivalents will not be sufficient to fund our business for the next twelve months from the date of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, raising substantial doubt about our ability to continue as a going concern.

Risks Related to Ownership of Our Common Stock

•
The price of our Common Stock has been, and may continue to be, volatile, and you could lose all or part of your investment.
•
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
•
Securities of many companies formed through a merger or other business combinations with a SPAC, such as ours, have experienced and may continue to experience, a material decline in price relative to the share price of the SPAC prior to the Business Combination.

Risks Related to Our Business and Industry

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

•
the FDA or European notified bodies may withdraw or limit their marketing approval of the product;
•
the FDA or European notified bodies may require the addition of labeling statements, such as a black box warning or a contraindication;
•
we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
•
we may decide to remove the products from the marketplace;
•
we could be sued and held liable for injury caused to individuals using our product; and

•
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

The FDA and European regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as Plenity. In particular, a medical device may not be promoted for uses that are not approved by the FDA or other regulatory authorities as reflected in the product’s approved labeling. For example, we are not allowed to make claims for Plenity pertaining to diabetes management or glycemic control in prediabetic and type 2 diabetic patients without approval of specific labeling regarding such use. Even though we received marketing approval for Plenity to aid in weight management in overweight and obese adults with a body mass index (kg/m2), or BMI, of 25 - 40, when used in conjunction with diet and exercise, physicians may nevertheless prescribe Plenity to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to enforcement action by the FDA, including warning or untitled letters. In addition, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of Plenity, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

•
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

•
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
•
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
•
The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
•
The federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, require manufacturers of drugs, medical devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.
•
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
•
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

Plenity is currently regulated by the FDA as a medical device and may become subject to similar or other therapeutic regulatory requirements outside of the United States. We expect to expand the sales of Plenity internationally, and as we do so we will also become subject to similar regulations by foreign governments. Government regulations specific to medical devices are wide ranging and govern, among other things:

•
product design, development and manufacture;
•
laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution;
•
premarketing clearance or approval or de novo authorization;
•
record keeping;
•
product marketing, promotion and advertising, sales and distribution; and
•
post-marketing surveillance, including reporting of deaths, serious injuries and product malfunctions, recalls, corrections and removals.

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

•
expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti- Kickback Statute, new government investigative powers, and enhanced penalties for non-compliance;
•
extension of manufacturers’ Medicaid rebate liability;
•
expansion of eligibility criteria for Medicaid programs;
•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•
requirements to report financial arrangements with physicians and teaching hospitals; and
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Supreme Court’s decision upheld most of the ACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation enacted into law in late December 2017, the individual mandate has been eliminated, effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Reform Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011, or BCA, the American Taxpayer Relief Act of 2012, or ATRA, and the Middle Class Tax Relief and Job Creation Act of 2012. In August 2011, the BCA, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers averaging 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2031 unless additional Congressional action is taken.

However, the Medicare sequester reductions under the BCA were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•
the demand for our product and product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the amount of taxes that we are required to pay; and
•
the availability of capital.

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

We are responsible for manufacturing Plenity and currently have a validated and active commercial scale manufacturing facility that we are currently expanding, a fully functional pilot manufacturing site that can be quickly activated and land owned and zoned for commercial capacity expansion. We will continue to invest in manufacturing capacity at these sites and possibly build additional manufacturing sites to meet increased demand as Plenity is launched through new channels or in new markets. Our inability to produce an adequate supply of Plenity, due to the loss of these facilities or other future facilities or any material limitation of production at these facilities, could materially and adversely impact the commercial growth and success of Plenity and, consequently, could cause our revenue, earnings or reputation to suffer.

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

Any performance failure by us could delay or otherwise adversely affect the commercialization of Plenity and we may encounter difficulties involving the production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Moreover, the ability to manufacture and supply Plenity adequately and in a timely manner is dependent on the uninterrupted and efficient operation of Gelesis S.r.l., which may be impacted by many manufacturing variables, including, but not limited to:

•
availability of raw materials from suppliers;
•
contamination of raw materials and components used in the manufacturing process;
•
capacity of our facilities or those of our contract manufacturers, if any;
•
the ability to adjust to changes in actual or anticipated use of the facility, including with respect to having sufficient capacity and a sufficient number of qualified personnel;
•
facility contamination by microorganisms or viruses or cross contamination;
•
compliance with regulatory requirements, including inspectional notices of violation and warning letters;
•
changes in actual or forecasted demand;
•
timing and number of production runs;
•
production success rates; and
•
timing and outcome of product quality testing.

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

There is no guarantee that we will be able to successfully commercialize Plenity through the channels, or in the markets we are targeting or at all.

The commercial success of Plenity depends upon the awareness and acceptance of Plenity among the medical community, including physicians and patients. Market acceptance of Plenity depends on a number of factors, including, among others:

•
Plenity’s demonstrated ability to aid in weight management in overweight and obese patients;
•
the perceived advantages and disadvantages of Plenity over existing products and other competitive treatments and technologies for weight management in overweight and obese patients;
•
the prevalence and severity of any adverse side effects associated with Plenity, such as bloating, flatulence, abdominal pain and diarrhea;
•
limitations or warnings contained in the labeling approved for Plenity by the FDA or certain European notified bodies;
•
availability of alternative treatments, including a number of competitive obesity therapies already approved or expected to be commercially launched in the near future;
•
the extent to which physicians prescribe Plenity;
•
the willingness of the target patient population to try new therapies;
•
the strength of marketing and distribution support and timing of market introduction of competitive products;
•
publicity concerning our products or competing products and treatments;
•
pricing and cost effectiveness;
•
the effectiveness of our sales and marketing strategies; and
•
the willingness of patients to pay out-of-pocket in the absence of third party reimbursement.

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

Our ability to fully commercialize Plenity and grow our business will depend, to a certain extent, upon the willingness of patients to use, and extent of their utilization of, telehealth services. The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue post-pandemic. Negative publicity concerning the telehealth market as a whole could limit market acceptance of, or ability to generate sales of, Plenity. If patients do not engage with Plenity through telehealth services then our ability to access potential patients and, accordingly, our market, may be limited, may develop more slowly than we expect, or may not develop at all. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit the use of telehealth services to access Plenity. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

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

•
the success of any sales and marketing programs, including direct-to-consumer marketing efforts, that we, or any third parties we engage, undertake, and as to which we have limited experience;
•
the extent to which physicians prescribe Plenity for their patients;
•
the extent to which Plenity satisfies patient expectations;
•
the cost, safety, and effectiveness of Plenity as compared to other treatments; and
•
general consumer confidence, which may be impacted by economic and political conditions.

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

As of June 30, 2022, we own nine families of patents and patent applications relating to our hydrogel technology, two of which are directed to methods of treating obesity and reducing caloric intake using certain hydrogels, the hydrogel composition in Plenity and methods of producing hydrogels. The issued U.S. patents in these two families have expiration dates or projected expiration dates ranging from 2028 to 2033. We cannot provide any assurances that competitors will not practice the claims in our issued patents, or that claims in our issued patents are valid. Further, we cannot provide any assurances that the scope of the claims is sufficient to protect Plenity or its uses or that competitors will practice the claims. In Europe, there are additional issued patents directed to the hydrogel in Plenity, its production and uses of certain hydrogels to treat obesity and reduce caloric intake. In one of the seven other patent families, we have pending applications directed to treating overweight and obesity with certain hydrogels that are projected to expire in 2035.

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

•
any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect Plenity;
•
any of our pending patent applications will issue as patents;
•
we will be able to successfully commercialize Plenity, before our relevant patents expire;
•
we were the first to make the inventions covered by each of our patents and pending patent applications;
•
we were the first to file patent applications for these inventions;
•
others will not develop similar or alternative technologies that do not infringe our patents;
•
any of our patents will be found to ultimately be infringed;
•
any of our patents will be found to ultimately be valid and enforceable;
•
any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•
we will develop additional proprietary technologies or product candidates that are separately patentable; or
•
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

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•
cease selling or otherwise commercializing Plenity;
•
pay substantial damages for past use of the asserted intellectual property;
•
obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•
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

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-United States legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.*

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

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

Many of our employees were previously employed at pharmaceutical companies and other medical device companies, including our potential competitors, in some cases until recently. We may be subject to claims that we, our employees, consultants or third parties have inadvertently or otherwise used or disclosed alleged trade secrets or proprietary information of these former employers or competitors. In addition, we may be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction for our management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with third parties. A loss of key personnel or their work product could have an adverse effect on our business, results of operations and financial condition.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.*

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
we or our licensors or our other collaboration partners might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
•
we or our licensors or our other collaboration partners might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;
•
we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;
•
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•
our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
countries other than the U.S. may, under certain circumstances, force us or our licensors to grant a license under our patents to a competitor, thus allowing the competitor to compete with us in that jurisdiction or forcing us to lower the price of our product in that jurisdiction;
•
we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;

•
we may not successfully commercialize the product candidates, if approved, before our relevant patents expire; and
•
we may not develop additional proprietary technologies for which we can obtain patent protection.

Risks Related to Our Business and Strategy

We will need to continue to develop and expand, and if we fail to manage such development and expansion effectively, our expenses could increase more than expected, our revenue may not increase sufficiently to generate sustainable profits and we may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

As of June 30, 2022, we had 108 full-time employees and 12 consultants and we expect to continue to increase the number of our administrative employees. We also plan to continue to expand the scope of our operations including the development of a commercial-scale manufacturing line and hiring manufacturing staff. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage such development and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the commercialization of Plenity, and we may not be able to sufficiently increase our revenue to generate sustainable profits. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our product sales could be reduced, and we may not be able to successfully execute on our growth initiatives, business strategies or operating plans. Our future financial performance and our ability to commercialize Plenity and compete effectively will depend in part on our ability to effectively manage the future development and expansion of our company.

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

We depend on collaborations with third parties for the commercialization of Plenity in certain markets. If our third-party partners do not launch and successfully commercialize Plenity in key markets before our competitors offer products for the same or similar uses, we may not be able to fully capitalize on the market potential of Plenity.*

We have entered into agreements with third-party partners for the launch and commercialization of Plenity in certain markets. For example, in June 2020, we entered into a License, Collaboration and Supply Agreement with CMS Bridging DMCC, which was subsequently expanded and amended in August 2022, for CMS Bridging DMCC to develop, import, register, manufacture, and commercialize Plenity in Greater China and certain other territories. The launch and commercialization of Plenity by our third-party partners in certain markets may be subject to the receipt of regulatory approvals or the satisfaction of other conditions. Our ability to generate milestone and royalty payments from our agreements with our third-party partners will depend on our partners’ abilities to obtain necessary approvals and otherwise successfully perform the functions assigned to them in these agreements. We cannot predict the success of our third-party partners. If competitors are able to successfully launch competitive products more rapidly than our partners are able to launch Plenity or if our third-party partners are not effective in commercializing Plenity, our potential milestone and royalty payments from sales of Plenity may be reduced.

We depend on a limited number of third-party suppliers, and the loss of any of these suppliers or their inability to provide us with an adequate supply of materials or distribution could harm our business.

We rely on a limited number of third-party suppliers to provide certain components for the hydrogel technology utilized in the manufacture of Plenity as well as related packaging for Plenity. The supply and price of these components are subject to market conditions and are influenced by many factors beyond our control, including pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, weather patterns affecting component production, governmental programs and regulations, labor disruptions, and inflation. Although we strive to maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such components and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our component, production and delivery costs. The prices charged for Plenity may not reflect changes in our component, packaging material, freight, tariff and energy costs at the time they occur, or at all.

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

For the three and six months ended June 30, 2021 and 2022, respectively, we relied on three customers or distributors for the distribution of Plenity accounting for 100% of our revenue. We also rely on our reputation and recommendations from key qualified distributors in order to promote Plenity to potential new patients. The loss of any of our key qualified distributors, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new users. In addition, mergers and acquisitions involving our qualified distributors could lead to cancellation or non-renewal of our contracts with those distributors or by the acquiring or combining companies, thereby reducing the number of our existing and potential distributors, which would materially harm our business.

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

Factors that may affect our ability to increase sales of Plenity include, but are not limited to, the following:

•
the price, performance and safety of Plenity;
•
the availability, price, performance and functionality of competing solutions;
•
changes in healthcare laws, regulations, enforcement of such laws and regulations, or other trends; and
•
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

In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•
withdrawal of patients from our clinical trials;
•
substantial monetary awards to patients or other claimants;
•
decreased demand for Plenity or any future product candidates following marketing approval, if obtained;
•
damage to our reputation and exposure to adverse publicity;
•
increased FDA warnings on product labels;
•
litigation costs;
•
distraction of management’s attention from our primary business;
•
loss of sales; and
•
the inability to successfully commercialize Plenity or any future product candidates, if approved.

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

Risks Related to Financial Position and Financing Needs

We are a commercial stage biotherapeutics company, but to date we have generated limited product sales. We have incurred significant operating losses since our inception and anticipate that we will continue to incur continued losses for the next several years.

We are a commercial stage biotherapeutics company and to date we have funded our operations through proceeds from collaborations, the issuance of common stock and convertible preferred stock, the issuance of convertible and non-convertible debt and non-dilutive grants received from government agencies. We have incurred losses in each year since our inception, other than fiscal 2013. Our net losses were $12.5 million and $24.7 million for the three months ended June 30, 2022 and 2021, respectively, and $18.2 million and $43.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $283.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect to incur increasing levels of operating losses over at least the next several years. We expect to continue to incur significant sales and marketing expenses and additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with commercializing Plenity and developing any future product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product sales. To date, we have generated limited product sales of Plenity, and we do not know when or if we will generate meaningful product sales from Plenity. Our ability to generate product sales depends on a number of factors, including, but not limited to, our ability to:

•
commercialize Plenity by developing a sales force or entering into collaborations with third parties;
•
achieve market acceptance of Plenity in the medical community and with patients, many of whom could be required to pay out-of-pocket for Plenity; and
•
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

In order to support our business, we will need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional indebtedness or capital have become increasingly difficult to secure and may not be available on acceptable terms, if at all, and the failure to obtain this additional funding when needed may force us to delay, limit or terminate our product development efforts or other operations.*

We are currently commercializing Plenity. Manufacturing and marketing our hydrogel technology is expensive and, accordingly, we expect our manufacturing and marketing expenses will increase substantially in connection with any ongoing commercialization activities. However, we will require additional capital to fund our growth and operating needs, including our ongoing commercialization activities. We will also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for Plenity or otherwise expand more rapidly than we presently anticipate.

As of June 30, 2022, our cash and cash equivalents were $25.3 million. Upon the close of the Business Combination in January 2022, we received approximately $105 million of gross proceeds to fund our operations. Due to a significant number of redemptions associated with the Business Combination, we determined to seek additional funds sooner than originally planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these sources. For example, on July 25, 2022 and August 4, 2022, we issued the 2022 Promissory Notes in the aggregate principal amount of $25.0 million to CMS, PureTech and SSD2, (together, the “Promissory Note Investors”) for an aggregate cash purchase price of $25.0 million. In addition, on August 11, 2022, we established a Committed Equity Facility pursuant to which we will have the right, but not the obligation, to sell to B. Riley up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock, and (ii) 14,506,475 shares of our Common Stock from time to time, at our sole discretion.

However, we will require additional capital to continue to commercialize Plenity and to develop and commercialize any future product candidates. There is a substantial correlation between our sales of Plenity and our expenditure on marketing. For example, in January 2022, we launched a broad awareness media campaign for Plenity that resulted in significant increases in our web traffic and in the number of individuals seeking new Plenity prescriptions compared to previous months. Net product revenue for our first quarter 2022 was $7.5 million, a 142% increase over our first quarter 2021, driven in large part by the January 2022 media campaign. Our ability to expand our customer base through marketing efforts such as our January 2022 media campaign, and generate related revenue, is dependent upon our ability to successfully raise the capital to fund such efforts. Our failure to obtain additional funding may force us to delay, limit or terminate our marketing efforts, which may negatively impact our ability to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations which could cause our Common Stock to lose value.

Even if we ultimately obtain sufficient funds for our current or future operating plans, we may nevertheless seek additional capital through debt or equity financings if market conditions are favorable or if we have specific strategic considerations. Such financing is increasingly difficult to secure and there can be no assurance that such debt or equity financings will be available on acceptable terms or will be able to be completed at all. If we are unable to obtain additional funding on a timely basis, or at all, we may be required to significantly curtail, delay or discontinue our research or development programs or the commercialization of Plenity (including limitations on marketing efforts) or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

We believe our current cash and cash equivalents will not be sufficient to fund our business for the next twelve months from the date of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, raising substantial doubt about our ability to continue as a going concern.*

As of June 30, 2022, our cash and cash equivalents was $25.3 million. Based on our current operating plan, considering the aggregate proceeds from the post-period issuance of the 2022 Promissory Notes and the post-period CMS amendment, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023 and not at least twelve months beyond the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report without generating positive cash flows through increased revenue and by raising additional capital from outside sources (including, for example, our Committed Equity Facility). In addition, we anticipate that this extension of our cash runway into the second quarter of 2023 will only be achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than is currently expected. As stated above, if we are unable to obtain additional funding on a timely basis, or at all, we may be required to significantly curtail, delay or discontinue our research or development programs or the commercialization of Plenity (including our marketing efforts) or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. There can be no assurance that we will be able to continue as a going concern.

Raising additional funding in the future may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity and debt offerings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in us will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. For example, on August 11, 2022, we established our Committed Equity Facility with B. Riley and if and when we sell shares of Common Stock to B. Riley under the program, after B. Riley has acquired such shares, it may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley under pursuant to our Committed Equity Facility could result in substantial dilution to our existing stockholders. In addition, upon a payment default under any of our 2022 Promissory Notes we issued on July 25, 2022 and August 4, 2022 that is not cured after five days, (i) we will be required to issue certain warrants to the holder of such note, which the holder may then exercise for shares of our Common Stock and (ii) the holder of such 2022 Promissory Note will also have the option to convert the outstanding principal and accrued interest under such note into a number of shares of our Common Stock. Further debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to Plenity, our intellectual property or future revenue streams or grant licenses on terms that are not favorable to us.

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

The price of our Common Stock has been, and may continue to be, volatile, and you could lose all or part of your investment.*

The market price and trading volume of our Common Stock has been, and may continue to be, highly volatile and the price of our Common Stock has declined substantially. During 2022 to date, the closing price of our Common Stock has fluctuated from a high of $9.99 on January 4, 2022 to a low of $1.35 per share on August 8, 2022. During 2022 to date, daily trading volume ranged from approximately 13,500 to 9,578,900 shares. Continued volatility in the market price and trading volume of our Common Stock could cause purchasers of our Common Stock to incur substantial losses. The market price and trading volume of our Common Stock could continue to remain volatile for many reasons, including in response to the risks described herein and in the other filings we make with the SEC, or for reasons unrelated to our operations, many of which may be beyond our control, such as:

•
our inability to raise funding and any corresponding reduction in our marketing efforts;
•
any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•
adverse developments concerning our manufacturing operations and plans;
•
our ability to generate sufficient patient demand for our product and product candidates;
•
our inability to establish collaborations, if needed;
•
our failure to continue to commercialize Plenity and our other product candidates;
•
departures of key scientific, commercial or management personnel;
•
unanticipated serious safety concerns related to the use of our product candidates;
•
introduction of new products or services offered by us or our competitors;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
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
•
sales of our Common Stock by us or our stockholders in the future;
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

The stock market, the NYSE and biotechnology companies, in recent years, and during the COVID-19 pandemic in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. Continued declines in the market price of our Common Stock has, among other things, made it more difficult to raise capital on terms acceptable to us, or at all, may make it difficult for our investors to sell their Common Stock, and put us at risk of our Common Stock being delisted from the NYSE. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in, or significant market price decline of, a company’s securities. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.*

Our Common Stock and Public Warrants are listed on the NYSE. In order for our Common Stock to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period (the “minimum share price requirement”). The last reported sale price of our Common Stock on the NYSE on August 12, 2022 was $1.63 per share. If we fail to satisfy the continued listing requirements of the NYSE, such as the minimum share price requirement, the NYSE may take steps to delist our Common Stock and/or Public Warrants. If the NYSE delists our securities for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•
limited availability of market quotations for our securities;
•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

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

Securities of many companies formed through a merger or other business combinations with a SPAC, such as ours, have experienced and may continue to experience, a material decline in price relative to the share price of the SPAC prior to the Business Combination.*

As with many SPAC initial public offerings in recent years, our predecessor CPSR issued shares and warrants for $10.00 per unit upon the closing of its July 2020 initial public offering. As with other SPACs, the $10.00 unit price reflected each share having a one-time right to redeem such share for a pro rata portion of the proceeds held in the trust account prior to the Closing of the Business Combination. Following the Closing of the Business Combination, the shares outstanding no longer have any such redemption right and the market price of such shares are now solely dependent upon the fundamental value of our company. Similar to the securities of many other companies formed through a merger or other business combinations with a SPAC in recent years, the market price of our securities is currently significantly less than $10.00 unit price of our predecessor. The last reported sale prices of our Common Stock and Public Warrants on the NYSE on August 12, 2022 was $1.63 per share and $0.11 per warrant, respectively.

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

Future sales of our Common Stock by us or existing stockholders, and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to the Gelesis Holdings, Inc. 2021 Stock Option and Incentive Plan and future exercise of warrants, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.*

The sale of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Pursuant to our resale registration statement on Form S-1, declared effective on June 7, 2022 and the expiration of otherwise applicable lock-ups, other than certain shares of our Common Stock held by our affiliates (or affiliates of our predecessor), stockholders who held our capital stock prior to our Business Combination, or who received shares in connection with our Business Combination, now hold freely tradable shares of our Common Stock without restriction or further registration requirements under the Securities Act, and therefore they may take steps to sell their shares. Additionally, any shares of Common Stock held by our affiliates (or affiliates of our predecessor) will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144 and, with respect to Founder Shares (as defined below) and Private Warrants, lock-up restrictions that expire on January 13, 2023.

In addition, we expect that significant additional capital may be needed in the future to continue our planned operations, including continued commercialization of Plenity, expanding commercial operations, self-commercialization of our products in new markets, conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell shares of our Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell shares of our Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Common Stock.

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

We filed a registration statement on Form S-8 to register shares of our common stock issued or reserved for issuance under the Equity Incentive Plan. Subject to the satisfaction of vesting conditions, shares of Common Stock registered under the registration statement on Form S-8 generally became available for resale immediately in the public market without restriction.

We have also agreed to file a resale registration statement covering the resale by B. Riley of shares of Common Stock that we may issue to B. Riley in an aggregate amount of up to the lesser of (i) $50.0 million and (ii) an amount not to exceed 14,506,475 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the CEF Purchase Agreement) in connection with our Committed Equity Facility. If and when we sell shares of Common Stock to B. Riley under the program, after B. Riley has acquired the shares, it may resell all, some, or none of such shares at any time or from time to time in its discretion. Therefore, sales to B. Riley could result in substantial dilution to our existing stockholders. Further, given this substantial number of shares are potentially available for resale, the sale of shares by B. Riley, or the perception in the market that B. Riley intends to sell shares, could increase the volatility of the market price of our Common Stock or result in a decline in the market price of our Common Stock.

In addition, as of this Quarterly Report, our Common Stock is also subject to potential dilution from the exercise of up to 24,333,365 warrants, the exercise of up to 14,633,074 stock options, the issuance of common stock pursuant to the vesting of up to 5,328,537 restricted stock units, the issuance of up to 23,482,845 earnout shares pursuant to the triggering events in the Business Combination Agreement, and the potential Common Stock is also subject to potential dilution issuance of Common Stock in connection with future equity and or convertible debt financings, including the 2022 Promissory Notes. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by our stockholders, could adversely affect the market price of our Common Stock, the impact of which is increased as the value of our stock price increases.

If certain holders of our Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.*

As of the date of this Quarterly Report, the market price of our Common Stock is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, CPSR, the per-share price of the 9,000,000 shares of CPSR Class A Common Stock our predecessor sold to certain investors in connection with our Business Combination in a private placement for an aggregate amount of $90.0 million (the “PIPE Financing”) and also the per share value of the consideration issued to Legacy Gelesis shareholders upon consummation of our Business Combination. However, certain of our shareholders who hold shares of our Common Stock that were (i) originally purchased by our predecessor’s sponsor, Capstar Sponsor Group, LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) originally issued by CPSR in a private placement in connection with Backstop Agreement, dated December 30, 2021 (the “Backstop Agreement”), between CPSR and certain investors (the “Backstop Shares”), may nonetheless be inclined to sell such Founder Shares or Backstop Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 4,916,250 Founder Shares were purchased at an effective price of $0.0051 per share. Holders of the Backstop Shares purchased an aggregate of 744,217 shares of CPSR Class A Common Stock in a private placement at a price of $10.00 per share, for an aggregate purchase price of $7.4 million and such holders also received an aggregate of 1,983,750 shares of CPSR Class A Common Stock as additional consideration, resulting in an effective purchase price for the currently outstanding 2,727,967 Backstop Shares of approximately $2.73 per share. Accordingly, holders of the Founder Shares and Backstop Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders. On August 12, 2022, the closing price of our Common Stock was $1.63. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $8.0 million and the aggregate sales price of the Backstop Shares would be approximately $3.2 million.

The Founder Shares are currently subject to restrictions on transfer under applicable lock-up agreements; however, these restrictions are due to expire on January 13, 2023, resulting in these shares becoming eligible for public sale on January 14, 2023 if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act. Pursuant to the Registration Rights Agreement dated January 13, 2022, by and among us, certain former stockholders of Legacy Gelesis, Capstar Sponsor Group, LLC and certain directors and officers of our predecessor, CPSR, we have filed a registration statement, declared effective by the SEC on June 7, 2022, which registers for resale the Founder Shares and certain additional shares our Common Stock held by certain of our other stockholders.

The holders of our recently issued 2022 Promissory Notes have certain additional rights upon an event of default under such notes which could cause material dilution to investors and a decline in our stock price.*

On July 25, 2022 and August 4, 2022 we issued the 2022 Promissory Notes to the Promissory Note Investors, each a beneficial owner of more than 5% of our Common Stock, for an aggregate cash purchase price of $25.0 million. Each 2022 Promissory Note contains certain customary events of default including, without limitation, our failure to pay amounts due thereunder (a “Payment Default”). If a Payment Default occurs and is continuing under an Investor’s 2022 Promissory Note, such Investor may declare the unpaid principal and accrued interest due and payable. If a Payment Default is not cured by us after five days, (x) we will be required to issue a warrant to the Investor holding such 2022 Promissory Note (a “Promissory Note Warrant”) to purchase, at an exercise price of $0.01 per share, subject to adjustment, an aggregate of number of shares of Common Stock equal to: (i) (A) 0.2 multiplied by (B) the amount of outstanding principal and accrued interest under such 2022 Promissory Note as of the date of conversion divided by (ii) the volume weighted average price of the Common Stock, as reported by the New York Stock Exchange (the “NYSE”), for the five (5) trading days (the “Common Stock VWAP”) occurring immediately prior to the date of exercise and (y) such Investor may elect, at its option, to convert the outstanding principal and accrued interest under the 2022 Promissory Notes into a number of shares of Common Stock equal to (i) the amount of outstanding principal and accrued interest under the 2022 Promissory Note as of the date of conversion, divided by (ii) the lesser of the price per share of (A) the Common Stock, as reported by the NYSE or (B) the Common Stock VWAP as of the day prior to the date of such Investor’s conversion notice. The number of shares of Common Stock issuable upon exercise of Promissory Note Warrants and/or conversion of 2022 Promissory Notes following a Payment Default will be calculated based on the market price per share of our Common Stock at the time of exercise/conversion, however, any such issuance may result in (i) increased beneficial ownership of our shares and increased voting power for the Investors, (ii) material dilution in the value of the remaining outstanding shares of our Common Stock and the voting power represented thereby and (iii) a decline in our the market price off our Common Stock. In addition, any sales in the public market of the Common Stock issuable upon such exercise or conversion of Promissory Note Warrants or 2022 Promissory Notes, as applicable, could adversely affect the market price of our Common Stock.

The financial and operational projections and commercialization and product candidate development timelines that we may provide from time to time are subject to inherent risks.*

The projections and timelines that our management may provide from time to time (including with respect to financial or operational matters, commercialization efforts or product candidate development) reflect numerous assumptions made by our management with respect to our specific, as well as general, ability to raise additional capital, and other matters, all of which may be difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate or, in the event we do not successfully raise additional capital, that our commercialization or product development activities may be curtailed. There may be differences between actual and projected results from time to time. Our future actual results may be materially different from those contained in our projections, both as to amounts and as to timing. Further, if our commercialization or product development activities are slowed or stopped, we will likely be unable to meet the timelines and projections we have previously provided. The inclusion of projections or timelines in (or incorporated by reference in) this Quarterly Report or any other filing we make with the SEC periodically should not be regarded as an indication that we or our management or representatives considered or consider such projections and timelines to be a reliable prediction of future events, and the projections and timelines should not be relied upon as such.

We do not intend to pay dividends on our Common Stock, so any returns will be limited to the value of our Common Stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibit or limit the amount of dividends that may be declared or paid on our Common Stock. Any return to shareholders will therefore be limited to the appreciation of their shares of Common Stock, which may never occur.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

As a public company, we have incurred and will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the NYSE to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five (5) years following the year in which CPSR completed its initial public offering. We intend to take advantage of this new legislation but cannot guarantee that it will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

These rules and regulations applicable to public companies have increased and will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, or as executive officers.

Pursuant to Section 404, in our second annual report due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate consolidated financial statements on a timely basis may harm the market price of our shares.

If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. We will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to document, review and improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act and applicable United States laws, which will require annual management assessment of the effectiveness of our internal control over financial reporting. As we continue to grow, we expect to recruit additional finance and accounting personnel with certain skill sets that it will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements on a timely basis, could increase our operating costs and harm our business. In our efforts to maintain proper and effective internal control over financial reporting, we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we identify one or more material weaknesses in our internal control over financial reporting in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements, which may harm the market price of our Common Stock.

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

Our Bylaws and the Delaware General Corporation Law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

•
the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
our Board being classified into three classes, with only one class being elected each year to serve three-year terms. As a result, in most circumstances, a person can gain control of our Board only by successfully engaging in a proxy contest at two or more annual stockholders meetings;
•
the Certificate of Incorporation’s prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•
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

We may be subject to securities litigation, which is expensive and could divert management attention.*

The market price of our Common Stock has been volatile and, in the past, companies that have experienced volatility in the market price of their stock, particularly companies who have recently “gone public” through a merger or other business combination with a special purpose acquisition company (“SPAC”), have been subject to securities class action litigation. Stockholder activism, which could take many forms or arise in a variety of situations, has also been increasing recently. Volatility in the market price of our Common Stock or other reasons may cause us to become the target of this type of litigation or stockholder activism in the future. Securities litigation against us and stockholder activism could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future and make it more difficult to attract and retain qualified personnel. We may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters. Further, the market price of our Common Stock could be adversely affected by the events, risks and uncertainties of any securities litigation or stockholder activism.

The exercise of our Warrants for shares of our Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.*

We have previously filed a Form S-1 prospectus to register (i) 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our Common Stock exercisable at an exercise price of $11.50 per share commencing thirty (30) days following the Closing; (ii) 7,520,000 outstanding Private Warrants to purchase 7,520,000 shares of our Common Stock, exercisable at an exercise price of $11.50 per share commencing thirty (30) days following the Closing and (iii) 3,189,49 currently exercisable Rollover Warrants, 1,353,062 of which are exercisable at an exercise price of $1.45 and 1,836,429 of which are exercisable at an exercise price of $0.02. In connection with the CMS License Agreement Amendment, we issued to CMS a warrant to purchase 400,000 shares of our Common Stock, exercisable at an exercise price of $0.01 per share immediately upon issuance. In addition, Promissory Note Warrants (as defined above) may potentially be issued in connection with a Payment Default (as defined above) under our Promissory Notes. To the extent any such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which is increased as the value of our stock price increases.

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

There can be no assurance that our Warrants will be in the money at the time they become exercisable; they may expire worthless and therefore we may not receive cash proceeds from the exercise of Warrants.*

As of the date of this Quarterly Report, we have (i) 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our Common Stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of January 13, 2027 or redemption; (ii) 7,520,000 outstanding Private Warrants to purchase 7,520,000 shares of our Common Stock, exercisable at an exercise price of $11.50 per share, which expire on the earlier to occur of January 13, 2027 or redemption; (iii) 3,013,365 exercisable Rollover Warrants, 1,353,062 of which are exercisable at an exercise price of $1.45 and expire on October 21, 2030 and 1,660,303 of which are exercisable at an exercise price of $0.02 and expire on February 15, 2025; and (iv) 400,000 warrants issued to CMS which are exercisable at an exercise price of $0.01 and expire on August 4, 2032.

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the warrant and the price of our Common Stock at the time of exercise. For example, to the extent that the price of our Common Stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Warrants will exercise their warrants. If the price of our Common Stock is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. As of August 12, 2022, the closing price of our Common Stock was $1.63 per share. There can be no assurance that all of our warrants will be in the money prior to their expiration. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Warrants are not redeemable so long as they are held by the initial stockholders and are exercisable on a cashless basis. Our Rollover Warrants and CMS Warrants are not redeemable and are exercisable on a cashless basis only with respect to the 1,660,303 Rollover Warrants that have an exercise price of $0.02. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants.

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

On July 25, 2022 and August 4, 2022, we issued the 2022 Promissory Notes in the aggregate principal amount of $25.0 million to existing investor CMS Bridging DMCC, an affiliate of CMS Medical Venture Investment (HK) Limited, and existing investors PureTech Health LLC and SSD2 LLC, for an aggregate cash purchase price of $25.0 million. Each of the 2022 Promissory Notes is unsecured and bears interest at a rate of 15% per annum. Upon a payment default under any promissory note that has not been cured after five days (i) we will be required to issue certain Promissory Note Warrants (as defined in the 2022 Promissory Note agreements) to the holders (ii) the holders will have the option to convert outstanding principal and accrued interest into a number of shares of Common Stock as defined by the 2022 Promissory Note agreements. Neither the 2022 Promissory Notes, the Promissory Note Warrants, nor the shares of Common Stock potentially issuable upon conversion or exercise thereof, as applicable, have been or will be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and on similar exemptions under applicable state laws.

On August 4, 2022, we entered into an amendment to the License, Collaboration and Supply Agreement, dated June 18, 2020, by and between us and CMS Bridging DMCC, an affiliate of CMS Medical Venture Investment (HK) Limited. In connection with the amendment, on August 4, 2022, we also issued to CMS a warrant (the “CMS Warrant”) to purchase up to 400,000 shares of Common Stock at an exercise price of $0.01 per share. Neither the CMS Warrant nor the shares of Common Stock potentially issuable upon exercise of the CMS Warrant have been or will be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
4.1

Warrant to Purchase Common Stock of Gelesis Holdings, Inc., dated August 4, 2022, issued to CMS Bridging DMCC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on August 10, 2022)

4.2	Form of Promissory Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on August 10, 2022)
4.3	Form of Warrant to Purchase Common Stock of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on August 10, 2022)
4.4

Amended and Restated Warrant to Purchase Common Stock of Gelesis Holdings, Inc., dated August 9, 2022 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on August 10, 2022)

10.1

Third Amended and Restated Supply and Distribution Agreement, dated June 14, 2022, by and between Roman Health Pharmacy LLC and Gelesis, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 21, 2022)

10.2

Amendment, dated August 4, 2022, to License, Collaboration and Supply Agreement by and between the Subsidiary and CMS Bridging DMCC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 10, 2022)

10.3

Common Stock Purchase Agreement, dated August 11, 2022, by and between the Company and B. Riley Principal Capital II, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 12, 2022)

10.4

Registration Rights Agreement, dated August 11, 2022, by and between the Company and B. Riley Principal Capital II, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 12, 2022).

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

Company Name

Date: August 15, 2022	By:	/s/ Yishai Zohar
Yishai Zohar
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Elliot Maltz
Elliot Maltz
Chief Financial Officer (Principal Financial and Accounting Officer)