Form 10-Q
period 2022-09-30
GELESIS HOLDINGS, INC.
filed 2022-11-14
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 73,033,504 shares of common stock, $0.0001 par value per share, outstanding.

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
•
risks and other factors related to the application we intend to make to the FDA to transition the classification of Plenity from prescription only to over-the-counter, including our ability to obtain FDA approval of any such application within our contemplated time frame or at all, costs associated with the any such reclassification of Plenity, our ability to realize anticipated benefits from any such reclassification and the impact of any such reclassification on our results;
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
•
the level of demand, and willingness of potential members to pay out-of-pocket for Plenity;
•
our ability to enforce our intellectual property rights, adequately protect our proprietary technology or maintain issued patents that are sufficient to protect Plenity and the value of our intellectual property, and our ability to prevent third parties from infringing on our intellectual property and our proprietary technology;
•
the risk that a third-party’s activities, including with respect to third parties that we have granted out licenses to or granted limited exclusive or non-exclusive commercial rights, may overlap or interfere with the commercialization of Plenity or that we become dependent on such arrangements;
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

ii

•
our ability to retain our senior executive officers and to attract and keep senior management and key scientific and commercial personnel;
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
•
our ability to successfully protect against security breaches and other disruptions to our information technology structure; and
•
other factors detailed under the section entitled Risk Factors: in Item 1A of Part II of this Quarterly Report.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,847	$28,397
Accounts receivable	775	731
Grants receivable	4,789	9,172
Inventories	18,411	13,503
Prepaid expenses and other current assets	5,876	14,203
Total current assets	54,698	66,006
Property and equipment, net	55,152	58,515
Operating lease right-of-use assets	1,627	2,016
Intangible assets, net	13,980	15,680
Other assets	5,060	4,084
Total assets	130,517	$146,301
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including due to related party of $458 and $147, respectively	$7,969	$10,066
Accrued expenses and other current liabilities, including due to related party of $2,540 and $5,664, respectively	12,256	13,660
Deferred income	28,895	32,370
Operating lease liabilities	578	541
Convertible promissory notes held at fair value, including due to related party of $20,852 and $27,128, respectively	25,852	27,128
Notes payable	4,249	1,950
Warrant liabilities	—	15,821
Total current liabilities	79,799	101,536
Deferred income	8,150	8,914
Operating lease liabilities	1,095	1,519
Notes payable, including due to related party of $14,273 and $16,523, respectively	26,716	35,131
Warrant liabilities	590	—
Earnout liability	3,376	—
Other long-term liabilities, including due to related party of $1,244 and $2,416, respectively	3,912	5,588
Total liabilities	123,638	152,688
Commitments and contingencies (Note 19)
Noncontrolling interest	10,474	11,855
Legacy Gelesis redeemable convertible preferred stock, $0.0001 par value – zero shares issued and outstanding at September 30, 2022; 51,730,762 shares authorized at December 31, 2021; and 48,566,655 shares issued and outstanding at December 31, 2021	—	311,594
Stockholders’ deficit:
Preferred stock, $0.0001 par value - 250,000,000 shares authorized at September 30, 2022; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value – 900,000,000 shares authorized at September 30, 2022; 72,983,488 shares issued and outstanding at September 30, 2022; 125,961,571 shares authorized at December 31, 2021; 6,248,192 shares issued and outstanding at December 31, 2021	7	1
Additional paid-in capital	295,333	(64,549)
Accumulated other comprehensive (loss) income	(810)	219
Accumulated deficit	(298,125)	(265,507)
Total stockholders’ deficit	(3,595)	(329,836)
Total liabilities, noncontrolling interest, redeemable convertible preferred stock and stockholders’ deficit	$130,517	$146,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$6,443	$3,014	$22,930	$8,293
Licensing revenue	209	—	209	—
Total revenue, net	6,652	3,014	23,139	8,293
Operating expenses:
Costs of goods sold, including related party expenses of $266 and $121, respectively, and $926 and $332, respectively	3,616	2,763	13,315	7,584
Selling, general and administrative, including related party expenses of $126 and $124, respectively, and $376 and $369, respectively	17,032	24,725	87,188	50,642
Research and development, including related party expenses of $44 and $52, respectively, and $163 and $182, respectively	3,365	3,238	16,298	13,206
Amortization of intangible assets	567	567	1,700	1,700
Total operating expenses	24,580	31,293	118,501	73,132
Loss from operations	(17,928)	(28,279)	(95,362)	(64,839)
Change in the fair value of earnout liability	2,814	—	55,495	—
Change in the fair value of convertible promissory notes	(852)	—	(1,008)	—
Change in the fair value of warrants	540	(2,231)	6,624	(9,282)
Interest expense, net	(164)	(361)	(485)	(949)
Other income, net	1,441	141	2,371	1,032
Loss before income taxes	(14,149)	(30,730)	(32,365)	(74,038)
Provision for income taxes	—	—	—	17
Net loss	(14,149)	(30,730)	(32,365)	(74,055)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	(23,111)	(37,934)	(139,237)
Accretion of noncontrolling interest put option to redemption value	(80)	(95)	(253)	(285)
Net loss attributable to common stockholders	$(14,229)	$(53,936)	$(70,552)	$(213,577)
Net loss per share attributable to common stockholders—basic and diluted	$(0.20)	$(9.61)	$(1.02)	$(38.19)
Weighted average common shares outstanding—basic and diluted	72,772,627	5,615,192	69,349,679	5,592,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,149)	$(30,730)	$(32,365)	$(74,055)
Other comprehensive loss:
Foreign currency translation adjustment	(466)	(198)	(1,029)	(566)
Total other comprehensive loss	(466)	(198)	(1,029)	(566)
Comprehensive loss	$(14,615)	$(30,928)	$(33,394)	$(74,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share data)

	Noncontrolling Interest	Legacy Gelesis Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$12,429	18,446,525	$213,525	2,155,490	$1	$23,907	$938	$(171,784)	$(146,938)
Retroactive application of recapitalization	—	29,367,421	—	3,431,604	—	—	—	—	—
Adjusted Balance at December 31, 2020	$12,429	47,813,946	$213,525	5,587,094	$1	$23,907	$938	$(171,784)	$(146,938)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	—	33,761	—	—	(33,761)	—	—	(33,761)
Exercise of Legacy Gelesis preferred stock warrants	—	752,709	2,997	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	1,455	—	—	1,455
Issuance of Legacy Gelesis common stock up exercise of stock options	—	—	—	2,634	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	94	—	—	—	—	—	—	(94)	(94)
Foreign currency translation adjustment	(546)	—	—	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	—	—	(18,586)	(18,586)
Balance at March 31, 2021	$11,977	48,566,655	$250,283	5,589,728	$1	$(8,395)	$527	$(190,464)	$(198,331)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	—	82,365	—	—	(82,365)	—	—	(82,365)
Exercise of Legacy Gelesis preferred stock warrants	—	—	937	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	1,639	—	—	1,639
Issuance of Legacy Gelesis common stock up exercise of stock options	—	—	—	25,464	—	5		—	5
Accretion of noncontrolling interest put option to redemption value	96	—	—	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	152	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	—	(24,739)	(24,739)
Balance at June 30, 2021	$12,225	48,566,655	$333,585	5,615,192	$1	$(89,116)	$570	$(215,299)	$(303,844)
Accretion of Legacy Gelesis senior preferred stock to redemption value			23,111			(23,111)			(23,111)
Stock based compensation expense						1,086			1,086
Accretion of noncontrolling interest put option to redemption value	95							(95)	(95)
Foreign currency translation adjustment	(299)						(198)		(198)
Net loss								(30,730)	(30,730)
Balance at September 30, 2021	$12,021	48,566,655	$356,696	5,615,192	$1	$(111,141)	$372	$(246,124)	$(356,892)

Balance at December 31, 2021	$11,855	18,736,936	$311,594	2,410,552	$1	$(64,549)	$219	$(265,507)	$(329,836)
Retroactive application of recapitalization	—	29,829,719	—	3,837,640	—	—	—	—	—
Adjusted Balance at December 31, 2021	$11,855	48,566,655	$311,594	6,248,192	$1	$(64,549)	$219	$(265,507)	$(329,836)
Accretion of Legacy Gelesis senior preferred stock to redemption value prior to Business Combination	—	—	37,934	—	—	(37,934)	—	—	(37,934)
Conversion of Legacy Gelesis convertible preferred stock into common stock upon Business Combination	—	(48,566,655)	(349,528)	48,566,655	—	349,528	—	—	349,528
Proceeds from Business Combination, net of issuance costs and assumed liabilities (Note 3)	—	—	—	17,399,440	6	70,472	—	—	70,478
Conversion of Legacy Gelesis preferred stock warrants into common stock warrants upon Business Combination	—	—	—	—	—	16,747	—	—	16,747
Recognition of earnout liability upon Business Combination	—	—	—	—	—	(58,871)	—	—	(58,871)
Assumed private placement warrant liability upon Business Combination	—	—	—	—	—	(8,140)	—	—	(8,140)
Stock based compensation expense	—	—	—	—	—	13,989	—	—	13,989
Exercise of warrants	—	—	—	176,126	—	4	—	—	4

Accretion of noncontrolling interest put option to redemption value	88	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	(239)	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	—	(5,703)	(5,703)
Balance at March 31, 2022	$11,704	—	—	72,390,413	$7	$281,246	$82	$(271,298)	$10,037
Stock based compensation expense	—	—	—	—	—	7,976	—	—	7,976
Issuance of common stock upon exercise of stock options	—	—	—	162,064	—	110	—	—	110
Accretion of noncontrolling interest put option to redemption value	85	—	—	—	—	—	—	(85)	(85)
Foreign currency translation adjustment	(702)	—	—	—	—	—	(426)	—	(426)
Net loss	—	—	—	—	—	—	—	(12,513)	(12,513)
Balance at June 30, 2022	$11,087	-	$—	72,552,477	$7	$289,332	$(344)	$(283,896)	$5,099
Stock based compensation expense	—	—	—	—	—	4,574	—	—	4,574
Release of restricted stock units	—	—	—	41,404	—	—	—	—	—
Issuance of common stock commitment shares	—	—	—	355,361	—	500	—	—	500
Sale of common stock, net of commissions	—	—	—	34,246	—	37	—	—	37
Issuance of common stock warrants	—	—	—			890	—	—	890
Accretion of noncontrolling interest put option to redemption value	80	—	—	—	—	—	—	(80)	(80)
Foreign currency translation adjustment	(693)	—	—	—	—	—	(466)	—	(466)
Net loss	—	—	—	—	—	—		(14,149)	(14,149)
Balance at September 30, 2022	$10,474	—	$—	72,983,488	$7	$295,333	$(810)	$(298,125)	$(3,595)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,365)	$(74,055)
Adjustments to reconcile net loss to net cash used in operating activities:		.
Amortization of intangible assets	1,700	1,700
Reduction in carrying amount of right-of-use assets	343	133
Depreciation	2,133	591
Stock-based compensation	26,539	4,180
Issuance of common stock commitment shares	500	—
Gain on sales of common stock	(1)	—
Unrealized loss on foreign currency transactions	1,305	132
Non-cash interest (income) expense	(29)	65
Gain on CMS amendment	(209)	—
Loss on One S.r.l. amendment	278	—
Accretion on marketable securities	—	(1)
Change in the fair value of earnout liability	(55,495)	—
Change in the fair value of warrants	(6,624)	9,282
Change in the fair value of convertible promissory notes	1,008	—
Change in fair value of One S.r.l. call option	(808)	601
Change in fair value of interest rate swap contract	(758)	95
Changes in operating assets and liabilities:
Account receivables	(745)	618
Grants receivable	3,407	(1,145)
Prepaid expenses and other current assets	5,246	(5,981)
Inventories	(4,928)	(4,470)
Other assets	229	(5,137)
Accounts payable	(1,758)	3,278
Accrued expenses and other current liabilities	2,742	16,161
Operating lease liabilities	(341)	(123)
Deferred income	(2,799)	34,542
Other long-term liabilities	(23)	(6,861)
Net cash used in operating activities	(61,453)	(26,395)
Cash flows from investing activities:
Purchases of property and equipment	(8,473)	(18,383)
Maturities of marketable securities	—	24,000
Net cash (used in) provided by investing activities	(8,473)	5,617
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs	70,479
Principal repayment of notes payable	(1,342)	(226)
Repayment of convertible promissory notes	(27,284)	—
Proceeds from convertible promissory notes	25,000	—
Proceeds from issuance of promissory notes (net of issuance costs of $0 and $207, respectively)	—	5,679
Proceeds from exercise of warrants	4	10
Proceeds from exercise of share-based awards	110	9
Proceeds from sales of common stock, net of issuance costs	39	—
Net cash provided by financing activities	67,006	5,472
Effect of exchange rates on cash	(630)	(816)
Net decrease in cash	(3,550)	(16,122)
Cash and cash equivalents at beginning of year	28,397	48,144
Cash and cash equivalents at end of period	$24,847	$32,022
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expense	$958	$2,086
Deferred financing costs included in accounts payable and accrued expense	$—	$564
Recognition of earnout liability	$58,871	$—
Recognition of private placement warrant liability	$8,140	$—
Acquisitions of right-of-use assets under operating leases	$101	$190
Supplemental cash flow information:
Interest paid on notes payable	$233	$199

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

On July 19, 2021, Gelesis, Inc. (together with its consolidated subsidiaries, “Legacy Gelesis”) entered into a Business Combination Agreement (as amended on November 8, 2021 and December 30, 2021, the “Business Combination Agreement”) with CPSR, a Delaware corporation and special purpose acquisition company, and CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”). On January 13, 2022, Legacy Gelesis, CPSR, and Merger Sub consummated the business combination (“Business Combination”) pursuant to the terms of the Business Combination Agreement. Pursuant to the Business Combination Agreement, on the closing date, (i) Merger Sub merged with and into Legacy Gelesis (the “Merger”), with Legacy Gelesis as the surviving company in the Merger, and, after giving effect to such Merger, Legacy Gelesis became a wholly-owned subsidiary of CPSR and (ii) CPSR changed its name to “Gelesis Holdings, Inc.” (together with its consolidated subsidiaries, “Gelesis Holdings”). The Business Combination, together with the PIPE Investment and the sale of the Backstop Purchase Shares, generated approximately $105 million in gross proceeds and $70.5 million in net proceeds (See Note 3). On January 14, 2022, Gelesis Holdings’ common stock and public warrants began trading on the New York Stock Exchange ("NYSE") under the symbols “GLS” and “GLS.W”, respectively.

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

The Company has a history of incurring substantial operating losses and has financed its operations primarily from the issuance of equity, promissory notes, government grants, supply and distribution agreements and collaborations and licensing arrangements. Such operating losses and negative cash flows from operations have continued in the first three quarters of 2022 and the Company expects they will continue in the foreseeable future. Even with proceeds from the Business Combination, the aggregate proceeds from the issuance of convertible promissory notes and the CMS amendment, the Company expects its cash on hand as of the date of the condensed consolidated financial statements and collection of accounts and grants receivable will only be sufficient to meet the Company’s obligations into the second quarter of 2023, and not at least twelve months beyond the date of issuance of the condensed consolidated financial statements. However, the extension of the Company's cash runway into the second quarter of 2023 is only achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to the Company's discretionary sales and marketing activities and manufacturing and supply chain functions, and prior to considerations for any additional funding. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and may adversely impact the sale of Plenity.

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

The Company consolidates those entities where it has a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. The Company’s condensed consolidated financial statements include the accounts of the Company, its two wholly-owned subsidiaries and a variable interest entity (“VIE”), Gelesis S.r.l., in which the Company has a controlling interest and is the primary beneficiary. The noncontrolling interest attributable to the Company’s VIE is presented as a separate component from stockholders’ deficit in the condensed consolidated balance sheets and as a noncontrolling interest in the condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholders’ deficit. All intercompany balances and transactions have been eliminated in consolidation. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. The consolidation status of a VIE may change as a result of such reassessments. Changes in consolidation status are applied prospectively in accordance with U.S. GAAP.

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

Convertible promissory notes: The convertible promissory notes issued in conjunction with the Company’s bridge financing arrangements from time to time were recognized at fair value at issuance and subsequent changes in fair value were recorded in the accompanying consolidated statements of operations (see Note 12). Fair value of the promissory notes is determined using a multiple scenario-based valuation method. The fair value of the hybrid instrument was determined by calculating the value of the instrument in each scenario “with” the respective conversion feature and “without”. The significant inputs used in estimating the fair value of the convertible promissory notes include the estimated discount rate, expected term, and the outcome probability with respect to each scenario.

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

In connection with the Business Combination, aggregate transaction costs of $37.2 million were incurred, consisting of underwriting, legal, and other professional fees, of which $22.3 million were direct transaction costs incurred by CPSR, $9.5 million were assumed liabilities from CPSR, and $5.4 million were transaction costs incurred by Legacy Gelesis. Of the Legacy Gelesis transaction costs, $2.7 million was allocated to the Earnout Shares and expensed upon the Closing, based on the relative fair value of the Earnout Shares as compared to the other newly issued instruments as part of the Business Combination. The remaining transaction costs were recorded within additional paid-in capital on the accompanying condensed consolidated financial statements.

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

4.
Fair Value Measurements

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following at September 30, 2022 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Interest rate swap contract (see Note 12)	$702	$—	$702	$—
Liabilities:
Convertible promissory notes (see Note 12)	25,852	—	—	25,852
Earnout liability (See Note 14)	3,376	—	—	3,376
Private placement warrant liability (see Note 13)	590	—	—	590
One S.r.l. call option (see Note 11)	1,244	—	—	1,244
Total liabilities measured at fair value	$31,062	$—	$—	$31,062

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the nine months ended September 30, 2022:

	Convertible Promissory Notes	Legacy Gelesis Redeemable Preferred Stock Warrants Liabilities	One S.r.l. Call Option	Earnout Liability	Private Placement Warrant Liability
Balance at December 31, 2021	$27,128	$15,821	$2,416	$—	$—
Assumed upon Business Combination	—	—	—	—	8,140
Recognized upon Business Combination	—	—	—	58,871	—
Issuance of convertible promissory notes	25,000	—	—	—	—
Changes in fair value	1,008	926	(808)	(55,495)	(7,550)
Foreign currency translation adjustment	—	—	(364)	—	—
Conversion and exchange upon Business Combination	—	(16,747)	—	—	—
Settlement	(27,284)	—	—	—	—
Balance at September 30, 2022	$25,852	$—	$1,244	$3,376	$590

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the nine months ended September 30, 2022. The fair value of the interest rate swap contract is determined based on quoted price in markets that are not active for which significant inputs are observable either directly or indirectly and thus represents a level 2 measurement. The fair value measurement of the convertible promissory notes, Legacy Gelesis preferred stock warrant liability, One S.r.l. call option liability, earnout liability and private placement warrant liability utilized inputs not observable in the market and thus represents a Level 3 measurement.

5.
Product Revenue and Reserve and Allowances

The Company sells the Product principally to a limited number of customers consisting of telemedicine and online pharmacies, that in turn resell the Product to end-user patients and healthcare providers. Patients are required to have a prescription in order to purchase the Product in the United States.

Revenue for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Roman Health Pharmacy LLC	$4,793	$2,810	$18,208	$7,741
GoGoMeds	1,650	204	4,722	434
CMS	—	—	—	118
Total	$6,443	$3,014	$22,930	$8,293

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

At September 30, 2022 and December 31, 2021, the Company recorded a deferred income balance of $27.7 million and $31.0 million, respectively, in current liabilities in the accompanying condensed consolidated balance sheets with respect to Ro.

GoGoMeds ("GGM")

At September 30, 2022 and December 31, 2021, the Company recorded an accounts receivable balance of $0.8 million and $0.8 million, respectively, prior to reserves and allowances (see below), in the accompanying condensed consolidated balance sheets with respect to GGM.

CMS Bridging DMCC ("CMS")

On August 4, 2022, the Company amended the License, Collaboration and Supply Agreement with CMS. Pursuant to the amendment, the one-time regulatory approval milestone payment of $5.0 million provided for in the original agreement became immediately payable. The discounted one-time regulatory approval milestone, which had a carrying value of $4.2 million and $4.1 million as of August 4, 2022 and December 31, 2021, respectively, included in other assets in the accompanying condensed consolidated balance sheets, was fully collected upon execution of the CMS amendment. In addition, the amendment expands the CMS Territory, and the Company also issued to CMS a warrant to purchase up to 400,000 shares of common stock, par value $0.0001 per share, at an exercise price of $0.01 per share.

As a result of the amendment, during the three months ended September 30, 2022, the Company recognized licensing revenue of $0.2 million representing incremental consideration received by the Company for the additional territories granted to CMS in the accompanying condensed consolidated statement of operations, and $0.6 million of additional paid-in capital representing the fair value of the common stock warrants in the accompanying condensed consolidated balance sheets. The royalties and other commercial milestones will only be recognized in the periods in which the applicable subsequent sales occur.

Reserves and Allowances

The following table summarizes the activity in the product revenue reserve and allowance during the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Balance at December 31,	$82	$14
Provision related to product sales	1,595	376
Credits and payments made	(1,653)	(365)
Balance at September 30,	$24	$25

At September 30, 2022 and 2021, product related reserve and allowances comprised solely contractual adjustments owed to the Company’s telehealth and online pharmacy partners, which were netted to accounts receivable in the Company’s condensed consolidated balance sheets for the year. Through September 30, 2022, there had been no product related reserves or allowances owed to other parties, including the federal and state governments or their agencies.

6.
Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$9,027	$8,074
Work in process	4,467	2,643
Finished goods	4,917	2,786
Total inventories	$18,411	$13,503

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$566	$982
Prepaid insurance	965	55
Prepaid manufacturing expenses	281	2,624
Prepaid contract research costs	173	262
Research and development tax credit	649	579
Value added tax receivable	2,411	5,633
Deferred financing costs	—	3,855
Income tax receivable	186	213
Investment tax credit	645	—
Prepaid expenses and other current assets	$5,876	$14,203

8.
Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$27,337	$28,101
Land and buildings	9,695	10,404
Leasehold improvements	1,399	1,614
Computer equipment and software	512	463
Capitalized software	232	228
Construction in process	22,495	22,097
Property and equipment – at cost	61,670	62,907
Less accumulated depreciation	(6,518)	(4,392)
Property and equipment – net	$55,152	$58,515

The Company owns and operates commercial manufacturing and research and development facilities in Italy, including a 51,000 square foot facility, which the Company expects to further expand to an 88,600 square foot facility, as well as approximately 12 acres of land, where the Company initiated construction of an additional 207,000 square foot facility. Both facilities are near the Town of Lecce in the Puglia region of Italy. Property and equipment classified as construction in process at September 30, 2022 and December 31, 2021 are related to the development of manufacturing lines that have not yet been placed into service at September 30, 2022 and December 31, 2021, respectively.

Depreciation expense was approximately $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.1 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

9.
Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and related benefits	$2,921	$1,384
Accrued professional fees and outside contractors (including due to related party of $128 and $60, respectively)	4,482	4,359
Accrued property, plant and equipment additions	481	1,257
Accrued inventory and manufacturing expense	362	128
Unpaid portion of acquisition of intangible asset and investment in related party (see Note 11)	2,412	5,604
Tax payables	26	145
Deferred legal fees	738	738
Accrued interest	834	45
Total accrued expenses	$12,256	$13,660

10.
Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Long-term tax liabilities	$85	$182
Contingent loss for research and development tax credits	2,583	2,990
One S.r.l. call option (see Note 11)	1,244	2,416
Total other long-term liabilities	$3,912	$5,588

11.
Significant Agreements

Puglia 1 Grant

In May 2020, the Company was awarded a grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 1 Grant”). The Company recognized grant income of $0.6 million and $0.5 million in other income, net, on the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2022 and 2021, respectively, related to the PIA 1 Grant, of which less than $0.1 million and $0.5 million was attributable to research and development expenses and investments in facilities and equipment, respectively, during the nine months ended September 30, 2022 and $0.2 million was attributable to both research and development expenses and investments in facilities and equipment, respectively, during the nine months ended September 30, 2021. The Company recorded $5.0 million and $6.4 million of deferred income in the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, of which $0.7 million and $0.9 million was recorded as a current liability, respectively, as it is expected to be recognized within one year of the date of the accompanying condensed consolidated balance sheets. The Company collected zero proceeds from the PIA 1 Grant during the nine months ended September 30, 2022, and recorded a grant receivable of $4.7 million and $5.4 million in the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.

Puglia 2 Grant

In November 2020, the Company was awarded a second grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 2 Grant”). The Company recognized grant income of $1.3 million and $1.0 million in other income, net, on the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2022, and 2021, respectively, related to the PIA 2 Grant, which was attributable to research, development expenses and qualified investments in manufacturing facilities. The Company has recorded $3.2 million and $3.7 million of deferred income in the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, of which $0.3 million and $0.4 million was recorded as a current liability, respectively, as it is expected to be recognized within one year of the date of the accompanying condensed consolidated balance sheets. The Company collected zero proceeds from the PIA 2 Grant during the nine months ended September 30, 2022, and has recorded a grant receivable of $4.3 million and $3.6 in the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, $4.3 million of the PIA2 grant receivable was expected to be collected in more than twelve months and was included in other assets in the accompanying condensed consolidated balance sheets.

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

In connection with the acquisition of the 10% equity interest in One, the Company made a payment of $2.9 million to One shareholders during the nine months ended September 30, 2022. The Company had remaining undiscounted payments of €2.5 million and €5.0 million due to One at September 30, 2022 and December 31, 2021, respectively (approximately $2.4 million and $5.7 million due to One at September 30, 2022 and December 31, 2021, respectively). The remaining payments at September 30, 2022 were recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months. None of the future milestones under the amended and restated master agreement, have been met, or are deemed to be probable of being met, at the transaction date or at September 30, 2022 and December 31, 2021, respectively.

A summary of the intangible asset activity that resulted from this transaction during the nine months ended September 30, 2022 is as follows (in thousands):

Intangible Assets
Intangible asset at relative fair value	$15,564
Adjustment to record deferred tax liability	5,783
Carrying value of intangible asset at June 2019 acquisition date	21,347
Cumulative amortization expense	(5,667)
Balance at December 31, 2021	$15,680
Period amortization expense	(1,700)
Balance at September 30, 2022	$13,980

In October 2020, the Company further amended the terms of the agreement with One to cancels its obligation to issue a warrant for redeemable convertible preferred stock in the 2019 One Amendment for additional commercial milestone consideration and a warrant to purchase common stock. Additionally, the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment at an exercise price of €6.0 million (approximately $5.9 million at September 30, 2022). The call option is only exercisable upon (1) a change of control or a deemed liquidation event by the Company, as defined, in the Company’s Restated Certification of Incorporation (2) the date in which the Company’s current Chief Executive Officer is no longer affiliated with the Company in his capacity as either an executive officer or a member of the board of directors.

On August 9, 2022, the Company amended the exercise price of the One warrantholders' 1,353,062 previously issued common stock warrants from $4.26 to $1.45, in consideration for deferring payment of the remaining purchase price totaling €2.5 million (approximately $2.4 million at September 30, 2022) to acquire the 10% equity interest in One until March 31, 2023. The Company recognized a loss attributable to the amendment to the Warrant Purchase Agreement of $0.3 million during the three months ended September 30, 2022.

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

The following represents a summary of the changes to Company’s One S.r.l. call option liability during the nine months ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$2,416
Change in fair value	(808)
Foreign currency translation gain	(364)
Balance at September 30, 2022	$1,244

The following weighted average assumptions were used to determine the fair value of the One S.r.l. call option liability at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Expected term	4.0 years	2.0 years
Expected volatility	75.0%	62.0%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.3%	0.70%
Estimated fair value of ownership interest	$2,928	$6,922
Exercise price of call option	$5,879	$6,806

Research Innovation Fund (“RIF”) Financing

In August 2020, the Gelesis S.r.l. entered into a loan and equity agreement with RIF, an investment fund out of the EU, whereby Gelesis S.r.l. received €10.0 million (approximately $9.8 million at September 30, 2022) from RIF as an equity investment and €15.0 million (approximately $14.7 million at September 30, 2022) as a loan with a fixed interest rate of 6.35% per annum (see Note 12). The equity investment can be called by the Company, beginning in December 2023 and ending in December 2026, by paying the investment plus 15% percent annual interest. If the Company does not exercise this call option, beginning in January 2027 and ending in December 2027, RIF may put the investment to the Company at a cost of the investment amount plus 3.175% percent annual interest. The loan has a termination date of December 31, 2030 and is repayable over 8 years starting 24 months subsequent to its issuance. Any unpaid principal and interest must be repaid upon exercise of the call option by the Company, or subsequent exercise of a put option by RIF. At September 30, 2022, RIF holds approximately 20% of the equity of Gelesis S.r.l.

The Company recorded accretion of $0.3 million and foreign currency translation gain of $1.6 million to the noncontrolling interest during the nine months ended September 30, 2022. The noncontrolling interest balance was $10.5 million and $11.9 million at September 30, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

12.
Debt

The Company’s non-convertible debt outstanding at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30,	December 31,
	2022	2021
Italian Economic Development Agency Loan	303	525
Intesa Sanpaolo Loan 1	6,709	8,507
Intesa Sanpaolo Loan 2	4,899	5,672
Horizon 2020 Loan	388	486
RIF Shareholders Loan	14,698	17,015
UniCredit Loan	4,863	5,630
Total debt obligation	$31,860	$37,835
Unamortized loan discount and issuance costs	(895)	(754)
Total debt obligation carrying amount	$30,965	$37,081
Current portion	$4,249	$1,950
Long-term portion	$26,716	$35,131

2021 Bridge Financing

On December 13, 2021, the Company issued convertible promissory notes to related parties in the principal amount of $27.0 million (see Note 20). At December 31, 2021, the outstanding balance was $27.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $27.3 million. During the nine months ended September 30, 2022, the Company recognized a loss of $0.2 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

2022 Promissory Notes

On July 25, 2022 and August 4, 2022, the Company issued three term promissory notes in the aggregate principal amount of $25.0 million to existing investor CMS, and existing investors and related parties PureTech Health LLC and SSD2 LLC, for an aggregate cash purchase price of $25.0 million. Each of the promissory notes is unsecured and bears interest at a rate of 15% per annum. Each promissory note matures on the earlier of (a) December 31, 2023 or (b) five (5) business days following a qualified financing. Upon a payment default under any promissory note that has not been cured after five days (i) the Company will be required to issue certain warrants to the holders as defined by the promissory note agreements and (ii) the holders will have the option to convert outstanding principal and accrued interest into a number of shares of Gelesis common stock as defined by the promissory note agreements.

At September 30, 2022, the aggregate outstanding balance of the promissory notes was $25.9 million recorded at fair value in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2022, the Company recognized a loss of $0.8 million with respect to the change in the fair value of the 2022 promissory notes.

The Company applied the provisions of ASC 815-15, Embedded Derivatives, elected to account for the convertible promissory notes at fair value, and to not bifurcate the embedded derivative. The fair value of the promissory notes is determined using a multiple scenario-based valuation method. The fair value of the hybrid instrument was determined by calculating the value of the instrument in each scenario “with” the respective conversion feature and “without”. The significant inputs used in estimating the fair value of the convertible promissory notes include the estimated discount rate, expected term, and the outcome probability with respect to each scenario.

The following assumptions were used to determine the fair value of the 2022 convertible promissory notes at September 30, 2022:

At September 30, 2022
Expected term	1.25 years
Weighted average discount rate	26.0%
Probability of repayment after qualified financing	50.0%
Probability of holder electing conversion option	50.0%

Interest Rate Swap Contract on Intesa Sanpaolo Loan 1

In November 2019, the Company entered into an interest rate swap ("IRS") contract with Intesa Sanpaolo S.p.A. concurrently with the execution of the Intesa Sanpaolo loan 1 agreement. The IRS contract covered the same period as the underlying Intesa Sanpaolo loan 1 and expires on October 31, 2029.

Fair value of the interest rate swap contract is determined based on quoted price in markets that are not active for which significant inputs are observable either directly or indirectly and thus represents a level 2 measurement.

The Company reported a fair value of $0.7 million for the IRS contract included other assets at September 30, 2022, and $0.1 million included in other long-term liabilities at December 31, 2021 in the accompanying condensed consolidated balance sheets. Net gain attributable to the change in fair value of the IRS contract was $0.8 million for the nine months ended September 30, 2022. Net loss attributable to the change in fair value of the IRS contract was $0.1 million for the nine months ended September 30, 2021.

Future maturities with respect to debt outstanding at September 30, 2022 are as follows (in thousands):

At September 30, 2022
Remaining 2022 obligation	$1,063
2023	33,268
2024	4,985
2025	3,627
2026	3,646
More than 5 years	11,123
Total maturities	$57,712

13.
Warrant Liabilities

The following represents a summary of the warrant liabilities activity during the nine months ended September 30, 2022:

	Series A-4 Warrants	Private Placement Warrants	Total
Balance at December 31, 2021	$15,821	$—	$15,821
Assumed upon Business Combination	—	8,140	8,140
Changes in fair value	926	(7,550)	(6,624)
Conversion and exchange upon Business Combination	(16,747)	—	(16,747)
Balance at September 30, 2022	$—	$590	$590

Private Placement Warrants

At September 30, 2022, there were 7,520,000 Private Placement Warrants outstanding exercisable at $11.50 per share for common stock at the same terms as the Public Warrants. However, the warrants will not be redeemable by the Company for cash so long as they are held by the initial stockholders or their permitted transferees. The initial purchasers of the Private Placement Warrants, or their permitted transferees, also have the option to exercise the Private Placement Warrants on a cashless basis. If Private Placement Warrants are held by holders other than the initial purchasers thereof or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The warrants were initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The warrants at issuance and at September 30, 2022, were valued utilizing a modified Monte Carlo Simulation value model and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the Private Placement Warrant liability at September 30, 2022:

Private Placement Warrants
Expected term	4.3 years
Expected volatility	66.0%
Expected dividend yield	0.0%
Risk free interest rate	4.0%
Price of Gelesis Common Stock	$1.08
Exercise price of warrants	$11.50

Legacy Gelesis Redeemable Preferred Stock Warrants

In connection with the Business Combination, Legacy Gelesis redeemable preferred stock warrants were reclassified from liability treatment to equity treatment pursuant to the terms of their exchange (see Note 15).

14.
Earnout Liability

The following represents a summary of the earnout liability activity during the nine months ended September 30, 2022:

Earnout Liability
Balance at December 31, 2021	$—
Recognized upon Business Combination	58,871
Changes in fair value	(55,495)
Balance at September 30, 2022	$3,376

At Business Combination close and at September 30, 2022, there were 18,758,241 earnout shares underlying the liability, which were unissued and unvested. At September 30, 2022, none of the triggering events had been met.

The earnout liability was initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The earnout liability at issuance and at September 30, 2022, were valued utilizing a Monte Carlo Simulation and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the earnout liability at September 30, 2022:

Earnout Liability
Expected term	4.3 years
Expected volatility	66.0%
Expected dividend yield	0.0%
Risk free interest rate	4.0%
Price of Gelesis Common Stock	$1.08

15.
Stockholder's Equity (Deficit)

Common Stock

The Company’s authorized capital stock consists of (a) 900,000,000 shares of common stock, par value $0.0001 per share; and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share. At September 30, 2022, there were 72,983,488 shares of common stock issued and outstanding.

Common Stock Purchase Agreement

On August 11, 2022, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (the "Purchase Agreement") with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the agreement, the Company will have the right, but not the obligation, to sell to B. Riley up to the lesser of (i) $50,000,000 of newly issued shares of common stock, and (ii)

14,506,475 shares of common stock (which is the number of shares equal to approximately 19.99% of the aggregate number of shares of the Company's common stock issued and outstanding immediately prior to the execution of the agreement) at 97% of the volume weighted average price (“VWAP”) of the Company's common stock calculated in accordance with the Purchase Agreement, from time to time during the 24-month term commencing from the effectiveness date of the corresponding Form S-1 registration statement on September 6th, 2022. Sales and timing of any sales of Class A common stock are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock, the Company issued 355,361 shares of its common stock as commitment shares. The Company incurred an aggregate cost of approximately $1.2 million in connection with the Purchase Agreement, including $0.5 million for the fair value of the 355,361 commitment shares issued to B. Riley.

The Company recorded $1.2 million legal and professional costs in the accompanying condensed consolidated statement of operations during the three months ended September 30, 2022, and recorded $0.5 million of additional paid-in capital in the accompanying condensed consolidated balance sheets as of September 30, 2022 with respect to the fair value of the 355,361 common stock commitment shares issued to B. Riley.

The Company issued a total of 34,246 shares of its common stock and raised less than $0.1 million gross proceeds under the Purchase Agreement for the three months ended September 30, 2022.

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

At September 30, 2022, there were 13,800,000 Public Warrants outstanding.

Rollover Warrants

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the

Business Combination, holders received rollover common stock warrants of the Company on a one-to-one basis. At close of Business Combination and September 30, 2022, there were 1,836,429 and 1,660,303 rollover warrants outstanding, respectively, with an exercise price of $0.02. During the nine months ended September 30, 2022, 176,126 rollover warrants were exercised for proceeds of less than $0.1 million.

Immediately prior to the closing of the Business Combination, existing Legacy Gelesis common warrants were also split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business Combination and at September 30, 2022, respectively, there were 1,353,062 of these warrants outstanding with an exercise price of $4.26.

At September 30, 2022 and December 31, 2021 common stock reserved for future issuances was as follows:

	September 30,	December 31,
	2022	2021
Common stock issued upon option exercise and RSUs vesting	18,694,129	13,486,708
Conversion of all classes of redeemable convertible preferred stock	—	48,566,655
Issuances upon exercise of warrants to purchase Series A-4, upon conversion to common warrants	—	1,836,429
Issuances upon exercise of common stock warrants	24,733,365	1,353,062
Earnout shares	23,482,845	—
Total common stock reserved for future issuance	66,910,339	65,242,854

16.
Stock-Based Compensation

2021 Stock Option Plan

In January 2022, the Company's Board of Directors approved the 2021 Stock Option and Incentive Plan (the "2021 Plan"), which supersedes the 2016 Stock Option and Grant Plan and the 2006 Stock Incentive Plan and provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units to employees, directors, and nonemployees of the Company. The 2021 Plan was authorized initially to issue 9,583,570 shares, plus on January 1, 2023 and each January 1 thereafter, the number of shares of Stock reserved and available for issuance under the Plan shall be cumulatively increased by 4 percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31. Under the 2021 Plan, 3,321,470 shares remained available for issuance at September 30, 2022.

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

Stock-based compensation expense is summarized for employees and nonemployees, by category in the accompanying condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,058	$243	$9,131	$1,304
Selling, general and administrative	3,516	843	17,408	2,876
Total	$4,574	$1,086	$26,539	$4,180

Stock Option Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,889,820	$10.39	6.17	$54,449
Retroactive application of reverse recapitalization	7,784,666	(6.38)
Adjusted and Outstanding at December 31, 2021	12,674,486	$4.01	6.17	$54,449
Granted	2,658,185	$3.35
Exercised	(162,064)	$0.68
Forfeited - unvested	(548,653)	$5.23
Forfeited - vested	(63,718)	$4.31
Expired	(456,534)	$1.23
Outstanding at September 30, 2022	14,101,702	$3.96	6.31	$502
Exercisable at September 30, 2022	10,218,998	$3.89	5.30	$502
Vested and Expected to Vest at September 30, 2022	14,101,702	$3.96	6.31	$502

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the common stock. The total fair value of options vested during the nine months ended September 30, 2022 was $3.9 million.

The fair value of each option issued was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

For the Nine Months Ended
September 30, 2022
Market price of common stock	$3.35
Expected volatility	72.4%
Expected term (in years)	6.1
Risk-free interest rate	1.7%
Expected dividend yield	0.0%

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $2.17. At September 30, 2022 and December 31, 2021, there was $10.1 million and $8.7 million, respectively, of unrecognized compensation cost related to unvested stock option grants under the 2021 Plan, which was expected to be recognized over a weighted-average period of 2.3 and 2.2 years, respectively.

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding and Unvested at December 31, 2021	313,354	$21.41
Retroactive application of reverse recapitalization	498,868	$(13.15)
Adjusted and Outstanding and Unvested at December 31, 2021	812,222	$8.26
Granted	4,555,197	$3.46
Vested	(41,404)	$6.77
Forfeited	(640,849)	$3.35
Outstanding and Unvested at September 30, 2022	4,685,166	$4.28

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

At September 30, 2022 and December 31, 2021, unrecognized compensation cost for RSU awards granted totaled $10.7 million and $6.7 million, respectively, which was expected to be recognized over a weighted-average period of 2.9 and 0.9 years, respectively.

17.
Income Taxes

The Company did not record any income tax provision during the three months ended September 30, 2022 and 2021, respectively. The Company recorded zero and less than $0.1 million income tax provision during the nine months ended September 30, 2022 and September 30, 2021, respectively. The provision recorded differs from the US statutory rate of 21% for the nine months ended September 30, 2022 and September 30, 2021 primarily due to the valuation allowance recorded against the net operating losses and deferred tax assets.

The Company continues to evaluate the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is not more likely than not that the Company will recognize the benefits of the net deferred tax assets. Therefore, a full valuation allowance has been recorded against the balance of net deferred tax assets as of September 30, 2022 and December 31, 2021, respectively.

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

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,149)	$(30,730)	$(32,365)	$(74,055)
Accretion of redeemable convertible preferred stock to redemption value	—	(23,111)	(37,934)	(139,237)
Accretion of noncontrolling interest put option to redemption value	(80)	(95)	(253)	(285)
Net loss attributable to common stockholders	$(14,229)	$(53,936)	$(70,552)	$(213,577)
Denominator:
Weighted average common shares outstanding, basic and diluted	72,772,627	5,615,192	69,349,679	5,592,931
Net loss per share, basic and diluted	$(0.20)	$(9.61)	$(1.02)	$(38.19)

The Company’s potential dilutive securities, which include stock options, RSUs, warrants and earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. The Company excluded the following potential common stock, presented based on amounts outstanding at September 30, 2022 and 2021 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	September 30,
	2022	2021
Convertible preferred stock	—	48,566,655
Warrants on convertible preferred stock	—	1,836,429
Options and RSUs to acquire common stock	18,694,129	13,555,474
Warrants on common stock	24,733,365	1,353,062
Earnout shares	—	—
Total	43,427,494	65,311,620

Total potentially dilutive common share equivalents for the three and nine months ended September 30, 2022, excludes 23,482,845 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

19.
Commitments and Contingencies

Operating Leases

In June 2019, the Company entered into an operating lease agreement with PureTech Health LLC, or PureTech, for office space located in Boston, Massachusetts. The lease expires in August 2025, with total lease payments of $3.2 million over the term.

At September 30, 2022, the Company’s operating lease right of use assets was $1.6 million, of which $0.6 million and $1.1 million were the corresponding short-term and long-term lease liabilities, respectively. At December 31, 2021, the Company’s operating lease right of use assets was $2.0 million, of which $0.5 million and $1.5 million were short-term and long-term lease liabilities, respectively. Operating lease expense was $0.2 million during the three months ended September 30, 2022 and 2021, respectively. Operating lease expense was $0.5 million during the nine months ended September 30, 2022 and 2021, respectively. The remaining noncancelable term of the Company’s operating leases was 2.9 years at September 30, 2022, and the weighted average discount rate was 5.3%.

Future maturities of the lease liability under the Company’s noncancelable operating leases at September 30, 2022 are as follows (in thousands):

At September 30, 2022
Remaining 2022 maturities	$163
2023	649
2024	567
2025	381
2026	29
More than 5 years	13
Total undiscounted lease maturities	$1,802
Imputed interest	(129)
Total lease liability	$1,673

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

One S.r.l

Under the amended and restated master agreement with One, the Company is required to pay a 2.0% royalty on net product sales and an aggregate of €17.5 million (approximately $17.1 million at September 30, 2022) upon the achievement of certain commercial milestones of new medical indications as well as Plenity and pay royalties on net product sales and/or a percentage of sublicense income. At September 30, 2022, none of the milestones have been met.

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

The Company has recorded $2.6 million and $3.0 million as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. In October 2021, the Italian federal tax authority initiated an audit of the research and development tax credits for the calendar years 2017 through 2019. The Company has had interactions during 2022 with the Italian federal tax authority regarding the tax audit.

Litigation

In connection with the Business Combination, the Company received a litigation demand letter from certain purported stockholders alleging that the Company was required to provide holders of Class A Common Stock a separate class vote in connection with proposed amendments of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares, such that separate votes can be cast on the proposed increase in the number of shares of Class A common stock and the proposed increase in the number of shares of preferred stock. During the nine months ended September 30, 2022, the Company reached an agreement to resolve the claim and settled for an immaterial cash payment.

20.
Related Party Transactions

The Company had the following transactions with related parties:

PureTech

In June 2019, PureTech executed a sublease agreement with the Company (see Note 19). With respect to the sublease, the Company incurred lease expense of $0.1 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company incurred royalty expense of $0.1 million and less than $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.3 million in connection with the PureTech royalty agreement (see Note 19) during the nine months ended September 30, 2022 and 2021, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to PureTech of $0.3 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

On December 13, 2021, the Company issued a convertible promissory note to PureTech in the principal amount of $15.0 million (see Note 12). At December 31, 2021, the outstanding balance was $15.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $15.2 million. During the nine months ended September 30, 2022, the Company recognized a loss of $0.1 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

On July 25, 2022, the Company issued a promissory note to PureTech in the principal amount of $15.0 million (see Note 12). At September 30, 2022, the outstanding balance of the promissory note was $15.6 million recorded at fair value in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2022, the Company recognized a loss of $0.6 million with respect to the change in the fair value of the promissory notes.

SSD2

On December 13, 2021, the Company issued a convertible promissory note to SSD2 in the principal amount of $12.0 million (see Note 12). At December 31, 2021, the outstanding balance was $12.1 million, recorded at fair value in the accompanying condensed consolidated balance sheets. On January 19, 2022 the Company settled the convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $12.1 million. During the nine months ended September 30, 2022, the Company recognized a loss of less than $0.1 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

On July 25, 2022, the Company issued a promissory note to SSD2 in the principal amount of $5.0 million (see Note 12). At September 30, 2022, the outstanding balance of the promissory note was $5.2 million recorded at fair value in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2022, the Company recognized a loss of $0.2 million with respect to the change in the fair value of the promissory notes.

One S.r.l

Consulting Agreement with Founder of One

The Company and one of the founders of One, who is also a stockholder of the Company, entered into a consulting agreement for the development of the Company's science and technology. The Company incurred costs for consulting services received from the founder of One totaling less than $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, recorded in research and development expense in the accompanying condensed consolidated statements of operations. The Company recorded an accounts payable balance to the founder of less than $0.1 million at both September 30, 2022 and December 31, 2021, respectively, in the accompanying condensed consolidated balance sheets.

Acquisition of One

In connection with the amended and restated master agreement with One (see Note 11), the Company acquired a 10.0% equity interest in One in exchange for cash consideration. During the nine months ended September 30, 2022 the Company made a payment of $2.9 million to One shareholders with respect to the acquisition. The Company had remaining undiscounted payments of €2.5 million and €5.0 million due to One at September 30, 2022 and December 31, 2021, respectively (approximately $2.4 million and $5.7 million due to One at September 30, 2022 and December 31, 2021, respectively). The balance at September 30, 2022 was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months.

Additionally, the Company incurred royalty expense of $0.1 million and $0.1 million with One (see Note 19) during the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to One S.r.l. of $0.2 million and an accrued expense balance of $0.1 million at September 30, 2022 and an accrued expense balance of less than $0.1 million at December 31, 2021, respectively, related to royalties in the accompanying condensed consolidated balance sheets.

RIF Transaction

In connection with the RIF transaction entered into in August 2020, the Company received $12.3 million from RIF as an equity investment that can be called by the Company beginning in December 2023 and ending in December 2026 by paying the investment plus 15.0% percent annual interest or put by RIF starting in January 2027 and ending in December 2027 for the investment amount plus 3.175% percent annual interest. RIF holds approximately 20% of the equity of Gelesis S.r.l. at September 30, 2022 (see Note 11). In addition, the shareholders of RIF provided the Company with a loan for $18.4 million with a fixed interest rate of 6.35% per annum (see Note 12).

21.
Subsequent Events

The Company has evaluated subsequent events which may require adjustment to or disclosure in the condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements.

On November 2, 2022, the Company received a letter from the NYSE indicating that the Company was not in compliance with the continued listing standard set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock fell below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price requirement”). If the Company is unable to satisfy the NYSE requirement that its stock price return to a level over $1.00 by May 2, 2023, the Company will be subject to the NYSE’s suspension and delisting procedures. The Company is closely monitoring the closing share price of its common stock and is considering all available options. The Company intends to regain compliance with the minimum share price requirement by pursuing measures that are in the best interest of the Company and its shareholders.

.

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

Plenity, which is available by prescription in the United States, became available for first commercial sale in May 2020 to a limited number of consumers. In October 2020 availability was increased to test commercial interest and consumer experience. Activities associated with a full commercial launch in the United States began in late 2021. In February 2022, we launched the first national broad awareness media campaign for the product and we continued to invest in broad awareness during the nine months ended September 30, 2022. While these are significant milestones, continued commercialization of Plenity will require significant external funding until we are able to generate positive cash flows from product sales.

Since our inception, we have devoted our resources to business planning, developing proprietary superabsorbent hydrogel manufacturing know-hows and technologies, preclinical and clinical development, commercial activities, recruiting management and technical staff and raising capital. We have funded our operations to date through proceeds from the issuance of redeemable convertible preferred stock, license and collaboration agreements, long-term loans, promissory notes, government grants and our January 2022 Business Combination, pursuant to which we received approximately $105.0 million of gross proceeds. We have incurred significant operating losses to date. Our net losses were $14.1 million and $30.7 million for the three months ended September 30, 2022 and 2021, respectively, and $32.4 million and $74.1 million for nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $298.1 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

As a result, we will require substantial additional funding to support our continuing operations until we are able to generate positive cash flows from product sales. Until such time, we expect to finance our operations through equity offerings, debt financings or other capital sources, including collaborations, licenses, dealership partnerships or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. If we are unable to obtain funding, we may be forced to delay, reduce or eliminate some or all of our commercialization efforts, research and development programs or product pipeline expansion, which could adversely affect our business prospects, or we may be unable to continue operations.

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

CMS License Agreement Amendment and CMS Warrant

On August 4, 2022, we entered into an amendment to the License, Collaboration and Supply Agreement, dated June 18, 2020, by and between us and CMS. Pursuant to the amendment, the one-time, non-refundable, and non-creditable regulatory approval milestone payment of $5.0 million provided for in the original agreement became immediately payable. In addition, the amendment expands the CMS Territory to include Brunei, Myanmar, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Thailand and Vietnam and provides that the minimum annual royalty term for CMS territory will commence January 2024 (rather than January 2022, as previously provided under the original agreement) and extend through the expiration date of the amended agreement.

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

Change in Management

On September 27, 2022, the Company entered into a separation and general release agreement with Mr. David Abraham, our General Counsel, Chief Compliance Officer and Corporate Secretary through September 30, 2022. Pursuant to this separation agreement, Mr. Abraham will cease to serve as General Counsel, Chief Compliance Officer and Corporate Secretary, effective October 1, 2022. Mr. Abraham will provide consulting services to the Company to assist with the transition of his responsibilities.

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

Plans to Make Plenity Available Without a Prescription

We believe Plenity’s advantages are its differentiated safety-to-efficacy profile, broad approved labeling, and affordability to the consumer. Accordingly, we believe it is important that Plenity be widely available and easily accessible to consumers. We plan to pursue an application with the FDA to change Plenity's classification in the United States from prescription-only to over-the-counter. In addition to making Plenity more accessible to people struggling with excess weight, we believe making Plenity available over-the-counter could reduce costs associated with acquiring new members and allow us to reduce costs associated with the prescription granting process, while also enabling new sales channels for the Company. We plan to submit our application to the FDA during the first quarter of 2023 and could receive market clearance by the third quarter of 2023.

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

New Consumer Acquisition

Our ability to attract new consumers is a key factor for our future growth. To date we have successfully acquired consumers through our U.S. commercial launch in conjunction with the continued development of marketing and sales tactics. We intend to acquire new members in the United States by promoting Plenity directly to the consumer. In light of current cash resources, and to preserve liquidity while we seek to raise additional capital during the third quarter of 2022, we reduced investments in broad awareness media and consumer acquisition, compared to previous quarters in 2022 and 2021. However, we continue to engage in promotional activities, which we believe will motivate a potential future member to ask a health care professional about acquiring Plenity through one of two channels:

•
Telehealth: We partner with a leading telehealth platform in the United States, providing convenient and immediate access to physicians online at no cost. Pursuant to an amended and restatement agreement, we have granted Roman Health Pharmacy LLC ("Ro") exclusive distributor rights to sell Plenity in the United States with respect to (i) consumers who seek an on-line consultation through myplenity.com in the United States and (ii) certain named competitors and or third parties.

•
Health Care Providers: We engage a limited contract sales force to promote Plenity to target physicians. To support prescription fulfillment for our non-telehealth tradition HCP promotional efforts, we engage GoGoMeds ("GGM"), to distribute all non-telehealth mail order prescriptions generated in the United States by health care providers.

Retention of Consumers

Our ability to retain consumers is a key factor in our ability to generate revenue. We expect our direct home delivery, simple and transparent pricing, and consumer engagement to enhance the experience of our consumer and promote recurring revenue. Our customer retention efforts may be negatively impacted by recent significant reductions in our discretionary spending with respect to discretionary sales and marketing activities. If consumer retention decreases in the future, then future revenue will be negatively impacted. The ability of our consumers to continue to pay for our products and services will also impact the future results of our operations.

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

Investments in Growth

We expect to make significant investments in selling and marketing to acquire new consumers. Selling and marketing is an important driver of growth, and over the long term, we intend to continue to make significant investments in consumer acquisition and our selling and commercial infrastructure. However, in light of current cash resources, and to preserve liquidity while we seek to raise additional capital during the third quarter of 2022, we reduced investments in broad awareness media, consumer acquisition, and the healthcare provider sales force compared to previous quarters in 2022 and 2021. As such, we expect our selling and marketing expense decreased in absolute dollars during this period. However, if we are successful in raising additional capital in the future, we expect to increase selling and marketing activities to continue to launch Plenity, and expect selling and marketing expense to decrease as a percentage of revenue over the long term, although our selling and marketing expense may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Additionally, although we intend to continue to invest in our manufacturing, fulfillment and operating capabilities in the future, these capabilities have recently been negatively impacted by recent significant reductions in our discretionary spending with respect to manufacturing and supply chain functions. If we are successful in raising addition capital in the future, we expect to continue to invest in increasing our manufacturing, fulfillment and operating capabilities. In the short term, we expect these investments will increase our operating expenses; however, in the long term we anticipate that these investments will positively impact our results of operations. If we are unable to generate sufficient demand in Plenity, we may not have sufficient funds to invest into these growth activities.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business (dollar amounts in thousands except where noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
In thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New members acquired	23,500	15,700	107,700	44,000
Units sold	92,070	45,825	336,530	132,602
Product revenue, net	$6,443	$3,014	$22,930	$8,293
Average selling price per unit, net	$69.98	$65.77	$68.14	$62.54
Gross profit	$2,827	$251	$9,615	$709
Gross margin	44%	8%	42%	9%

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

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
In thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted EBITDA
Net loss	$(14,149)	$(30,730)	$(32,365)	$(74,055)
Provision for income taxes	—	—	—	17
Depreciation and amortization	1,260	800	3,833	2,291
Stock based compensation expense	4,574	1,086	26,539	4,180
Change in fair value of earnout liability	(2,814)	—	(55,495)	—
Change in fair value of warrants	(540)	2,231	(6,624)	9,282
Change in fair value of convertible promissory notes	852	—	1,008	—
Change in fair value of One S.r.l. call option	(1,673)	47	(808)	601
Interest expense, net	164	361	485	949
Adjusted EBITDA	$(12,326)	$(26,205)	$(63,427)	$(56,735)

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

The noncontrolling interest attributable to Gelesis S.r.l., our variable interest entity (“VIE”), is presented as a separate component from stockholders’ deficit in our consolidated balance sheets and as a noncontrolling interest in our condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholders’ deficit. All intercompany balances and transactions have been eliminated in consolidation.

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

Change in the fair value of convertible promissory notes

We have issued convertible promissory notes to investors which are initially recorded at fair value and remeasured to fair value at each reporting date until repayment or conversion at the option of the holders, with gains and losses arising from changes in fair value recognized in the condensed consolidated statements of operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,
	2022	2021	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$6,443	$3,014	$3,429
Licensing revenue	209	—	209
Total revenue, net	6,652	3,014	3,638
Operating expenses:
Costs of goods sold	3,616	2,763	853
Selling, general and administrative	17,032	24,725	(7,693)
Research and development	3,365	3,238	127
Amortization of intangible assets	567	567	—
Total operating expenses	24,580	31,293	(6,713)
Loss from operations	(17,928)	(28,279)	10,351
Other non-operating income (expense), net	3,779	(2,451)	6,230
Loss before income taxes	(14,149)	(30,730)	16,581
Provision for income taxes	—	—	—
Net loss	$(14,149)	$(30,730)	$16,581

Product revenue, net

We recognized product revenue, net of $6.4 million for the three months ended September 30, 2022, as compared to $3.0 million for the three months ended September 30, 2021, an increase of $3.4 million or 114%. We sold 92,070 units at an average selling price per unit, net of $69.98 for the three months ended September 30, 2022, as compared to 45,825 units at an average selling price per unit, net of $65.77 for the three months ended September 30, 2021.

The increase in units sold was primarily attributable to our planned and executed commercialization strategy for Plenity. We made Plenity available for commercial sale through a beta launch that began in in October 2020 and continued throughout 2021. Activities associated with a full commercial launch of the Product in the United States began in late 2021, and in February 2022, we launched the first national broad awareness media campaign for Plenity and continued to invest in consumer acquisition during the three months ended September 30, 2022, though at a reduced level compared to the prior quarters in 2022.

Cost of goods sold

We recognized cost of goods sold of $3.6 million for the three months ended September 30, 2022, as compared to $2.8 million for the three months ended September 30, 2021, an increase of $0.8 million. Depreciation as a component of cost of goods sold was $0.7 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The increases were primarily attributable to the revenue recognized with respect to units sold for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Gross profit was $3.0 million for the three months ended September 30, 2022, as compared to $0.3 million for the three months ended September 30, 2021, an increase of $2.7 million. Gross margin also increased to 44% for the three months ended September 30, 2022, as compared to 8% for the three months ended September 30, 2021. The increases were primarily attributable to production commencing at our first commercial-scale manufacturing facility in the fourth quarter of 2021 and the increased production quantity as well as the implementation of new finished-goods packaging in the third quarter 2021.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
Selling and marketing expense	$7,330	$21,575	$(14,245)
General and administrative expense	6,186	2,307	3,879
Non-cash stock-based compensation expense	3,516	843	2,673
Total selling, general and administrative expense	$17,032	$24,725	$(7,693)

Total selling, general and administrative expense was $17.0 million and $24.7 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $7.7 million or 31%.

Selling and marketing expense was $7.3 million and $21.6 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $14.2 million. The decrease in selling and marketing expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to reduced investments in media content creation, healthcare provider contract sales force, and startup costs associated with the broad commercial launch of Plenity.

General and administrative expense was $6.2 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expense was primarily driven by the directors and officers insurance costs as well as legal costs associated with being a public company.

Non-cash stock-based compensation expense was $3.5 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.7 million was primarily driven by the compensation costs with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
GS200	$19	$267	(248)
GS300	6	812	(806)
GS500	4	1,106	(1,102)
Unallocated expenses
Other research and development expenses	2,278	809	1,469
Non-cash stock-based compensation expense	1,058	244	814
Total Research and development expense	$3,365	$3,238	$127

Our research and development expense was $3.4 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively.

Non-cash stock-based compensation expense was $1.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.8 million was primarily attributable to the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

The decrease in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources. Other research and development expenses increased $1.5 million primarily driven by development activities supporting the new manufacturing lines for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Other non-operating income (expense), net

We recognized other non-operating income, net of $3.8 million and for the three months ended September 30, 2022, as compared to other non-operating expense, net of $2.5 million for the three months ended September 30, 2021, an increase in income of $6.2 million. The income for the three months ended September 30, 2022 was primarily attributable to income of $2.8 million with respect to the change in fair value of our earnout liability, gain of $1.7 million with respect to the change in fair value of the One S.r.l call option, gain of $0.7 million with respect to the change in fair value of the interest rate swap contract, as well as income of $0.5 million with respect to the change in fair value of our warrant liabilities. The income for the three months ended September 30, 2022, was further attributable to $0.4 million recognized with respect to grants awarded by the Puglia region of Italy.

The other non-operating expense for the three months ended September 30, 2021 was primarily attributable to a loss of $2.2 million recognized for the change in fair value of our warrant liabilities as well as interest expense of $0.4 million with respect to our long-term debt obligations.

Comparison of the nine months ended September 30, 2022 and September 30, 2021:

	For the Nine Months Ended September 30,
	2022	2021	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$22,930	$8,293	$14,637
Licensing revenue	209	—	209
Total revenue, net	23,139	8,293	14,846
Operating expenses:
Costs of goods sold	13,315	7,584	5,731
Selling, general and administrative	87,188	50,642	36,546
Research and development	16,298	13,206	3,092
Amortization of intangible assets	1,700	1,700	—
Total operating expenses	118,501	73,132	45,369
Loss from operations	(95,362)	(64,839)	(30,523)
Other non-operating income (expense), net	62,997	(9,199)	72,196
Loss before income taxes	(32,365)	(74,038)	41,673
Provision for income taxes	—	17	(17)
Net loss	$(32,365)	$(74,055)	$41,690

Product revenue, net

We recognized product revenue, net of $22.9 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $14.6 million or 176%. We sold 336,530 units at an average selling price per unit, net of $68.14 for the nine months ended September 30, 2022, as compared to 118,490 units at an average selling price per unit, net of $69.99 for the nine months ended September 30, 2021.

The increase in units sold was primarily attributable to our planned and executed commercialization strategy for Plenity. We made Plenity available for commercial sale through a beta launch that began in in October 2020 and continued throughout 2021. Activities associated with a full commercial launch of the Product in the United States began in late 2021, and in February 2022, we launched the first national broad awareness media campaign for Plenity and continued to invest in broad awareness during the nine months ended September 30, 2022.

Cost of goods sold

We recognized cost of goods sold of $13.3 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $5.7 million or 76%. Depreciation as a component of cost of goods sold was $2.1 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increases were primarily driven by the increase in units sold coupled with lower cost per unit for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Gross profit was $9.8 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $8.9 million. Gross margin also increased to 42% for the nine months ended September 30, 2022, as compared to 9% for the nine months ended September 30, 2021. The increases were primarily attributable to production commencing at our first commercial-scale manufacturing facility in the fourth quarter of 2021 and the increased production quantity as well as the implementation of new finished-goods packaging in the third quarter of 2021.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
Selling and marketing expense	$50,691	$36,534	$14,157
General and administrative expense	19,089	11,232	7,857
Non-cash stock-based compensation expense	17,408	2,876	14,532
Total selling, general and administrative expense	$87,188	$50,642	$36,546

Total selling, general and administrative expense was $87.2 million and $50.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $36.5 million or 72%.

Selling and marketing expense increased $14.2 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in selling and marketing expense was primarily attributable to increased marketing spend to support the commercial sale of Plenity. In February 2022, we launched the first national broad awareness media campaign for the product, which included TV, digital, social, and Out of Home media channels to grow awareness of Plenity. We continued to invest in broad awareness during the nine months ended September 30, 2022.

General and administrative expense increased $7.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily attributable to professional and legal expenses incurred with respect to the Business Combination as well as directors and officers insurance costs as a public company.

Non-cash stock-based compensation expense increased $14.5 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily attributable to compensation cost with respect to the issuance of new equity awards in 2022 as well as the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021	Change
In thousands	(Unaudited)	(Unaudited)
GS200	$61	$1,782	(1,721)
GS300	127	1,282	(1,155)
GS500	75	1,552	(1,477)
Unallocated expenses
Other research and development expenses	6,904	7,285	(381)
Non-cash stock-based compensation expense	9,131	1,305	7,826
Total Research and development expense	$16,298	$13,206	$3,092

Total research and development expense was $16.3 million and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3.1 million or 23%.

Non-cash stock-based compensation expense increased $7.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily attributable to compensation cost with respect to the issuance of new equity awards in 2022 as well as the incremental compensation cost with respect to contingently issuable earnout shares pertaining to Legacy Gelesis equity awards.

The decrease in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources.

Other non-operating income (expense), net

We recognized other non-operating income, net of $63.0 million for the nine months ended September 30, 2022, as compared to expense, net of $9.2 million for the nine months ended September 30, 2021, an increase in income of $72.2 million. The income for the nine months ended September 30, 2022 was primarily attributable to income of $55.5 million with respect to the change in fair value of our earnout liability, income of $6.6 million with respect to the change in fair value of our warrant liabilities as well as income of $0.8 million with respect to the One S.r.l. call option. The income for the nine months ended September 30, 2022, was further attributable to $0.8 million in investment tax credit income recognized with respect to certain tax incentives offered for property and equipment investment in Italy and income of $1.9 million recognized with respect to grants awarded by the Puglia region of Italy.

The expense for the nine months ended September 30, 2021 was primarily attributable to a loss of $9.2 million with respect to the change in fair value of our warrant liabilities, partially offset by income of $1.6 million recognized with respect to grants awarded by the Puglia region of Italy.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of equity and debt instruments, license and collaboration agreements, supply and distribution agreements, and government grants. As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $24.8 million. During the nine months ended September 30, 2022, we closed a business combination with CPSR, pursuant to which we received $105.0 million in gross proceeds, prior to the payment of transactions fees due and payable. As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. In addition, we anticipate that this extension of our cash runway into the second quarter of 2023 will only be achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions.

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

The exercise of warrants is highly dependent on the price of our common stock and the spread between the exercise price of the warrant and the price of our common stock at the time of exercise. For example, to the extent that the price of our common stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Warrants will exercise their warrants. To the extent that the price of our common stock is less than $11.50 per share, it is less likely that such holders will exercise their warrants. As of November 11, 2022, the closing price of our common stock price was $0.35 per share. There can be no assurance that our warrants will be in the money prior to their expiration and, as such, any or all of our warrants may expire worthless. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Warrants are not redeemable so long as they are held by the initial stockholders and are exercisable on a cashless basis. Our Rollover Warrants and CMS Warrants are not redeemable and are exercisable on a cashless basis only with respect to the 1,660,303 Rollover Warrants that have an exercise price of $0.02. As such, it is possible that we may never generate any cash proceeds from the exercise of our warrants. As of the date of this Quarterly Report, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

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

Although we have estimated our liquidity requirements based on assumptions, we consider to be reasonable, we may need additional cash resources due to changed business conditions or other developments, including supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. Our budget projections may be subject to cost overruns for reasons outside of our control and Plenity may experience slower sales growth than anticipated, which would pose a risk to achieve positive cash flow.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
In thousands	(Unaudited)	(Unaudited)
Cash (used in) provided by:
Operating activities	$(61,453)	$(26,395)
Investing activities	(8,473)	5,617
Financing activities	67,006	5,472
Effect of exchange rates on cash	(630)	(816)
Decrease in cash and cash equivalents	$(3,550)	$(16,122)

Cash used in operating activities

Net cash used in operating activities was $61.5 million and $26.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Our net loss after adjusting for non-cash operating activities was $62.4 million for the nine months ended September 30, 2022, as compared to $57.3 million for the nine months ended September 30, 2021, an increase in loss of $5.1 million. The increase in loss was partially offset by inflows of $5.2 million with respect to prepaid expenses and other current assets, $3.4 million grant reimbursement collected as well as outflows of $4.9 million with respect to inventories for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we also received $15.0 million as a pre-buy commitment from Ro, which was partially offset by revenue recognized with respect to Ro of $13.4 million for the nine months ended September 30, 2022. The increase in operating activity outflows was further influenced by the timing of receivables from our government grants as well as GGM for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Cash (used in) provided by investing activities

Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2022, as compared to $5.6 million provided by investing activities for the nine months ended September 30, 2021. The outflows were primarily attributable to $8.5 million in the purchase of property and equipment for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, inflows were primarily attributable to $24.0 million in maturities of marketable securities, which were partially offset by $18.4 million in the purchase of property and equipment for the nine months ended September 30, 2021.

Cash provided by financing activities

Net cash provided by financing activities was $67.0 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in inflows was primarily attributable to net proceeds of $70.5 million received from the completion of the Business Combination in January 2022 and $25 million proceeds from issuance of promissory notes, partially offset by our repayment of convertible promissory notes also in January 2022, totaling $27.3 million, as compared to net proceeds of $4.5 million from the issuance of loans in Italy for the nine months ended September 30, 2021.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our commitments under non-cancellable operating leases, promissory notes and debt obligations as well as contractual obligations under significant agreements with related and unrelated parties.

For the three months ended September 30, 2022, we issued three term promissory notes in the aggregate principal amount of $25.0 million to existing investor CMS, and existing investors and related parties PureTech Health LLC and SSD2 LLC, for an aggregate cash purchase price of $25.0 million. Each of the promissory notes is unsecured and bears interest at a rate of 15% per annum. Each promissory note matures on the earlier of (a) December 31, 2023 or (b) five (5) business days following a qualified financing. Upon a payment default under any promissory note that has not been cured after five days (i) the Company will be required to issue certain warrants to the holders as defined by the promissory note agreements and (ii) the holders will have the option to convert outstanding principal and accrued interest into a number of shares of Gelesis common stock as defined by the promissory note agreements.

At September 30, 2022, the aggregate outstanding balance of the promissory notes was $25.9 million recorded at fair value in the accompanying condensed consolidated balance sheets. We recognized a loss of $0.8 million with respect to the change in the fair value of the 2022 Promissory Notes.

Except for the aforementioned transactions, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Form 8-K Amendment No. 1 filed with the SEC on March 24, 2022, except in January 2022, we settled convertible promissory notes in cash for principal plus accrued interest in the aggregate amount of $27.3 million. For further information on these convertible promissory notes, please see Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

For the three and nine months ended September 30, 2022, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 8-K Amendment No. 1 filed with the SEC on March 24, 2022 other than those described in Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Our assessment is that, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded we maintain effective internal control over financial reporting as of September 30, 2022. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

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
•
On November 2, 2022, we received a letter from the NYSE indicating that we were not in compliance with the continued listing standard set forth in Rule 802.01C of the NYSE Listed Company Manual.
•
Securities of many companies formed through a merger or other business combinations with a SPAC, such as ours, have experienced a material decline in price relative to the share price of the SPAC prior to the Business Combination and may continue to experience high price volatility.

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

As of September 30, 2022, we own nine families of patents and patent applications relating to our hydrogel technology, two of which are directed to methods of treating obesity and reducing caloric intake using certain hydrogels, the hydrogel composition in Plenity and methods of producing hydrogels. The issued U.S. patents in these two families have expiration dates or projected expiration dates ranging from 2028 to 2033. We cannot provide any assurances that competitors will not practice the claims in our issued patents, or that claims in our issued patents are valid. Further, we cannot provide any assurances that the scope of the claims is sufficient to protect Plenity or its uses or that competitors will practice the claims. In Europe, there are additional issued patents directed to the hydrogel in Plenity, its production and uses of certain hydrogels to treat obesity and reduce caloric intake. In one of the seven other patent families, we have pending applications directed to treating overweight and obesity with certain hydrogels that are projected to expire in 2035.

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

As of September 30, 2022, we had 101 full-time employees and 12 consultants and we expect to continue to increase the number of our administrative employees. We also plan to continue to expand the scope of our operations including the development of a commercial-scale manufacturing line and hiring manufacturing staff. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage such development and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the commercialization of Plenity, and we may not be able to sufficiently increase our revenue to generate sustainable profits. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our product sales could be reduced, and we may not be able to successfully execute on our growth initiatives, business strategies or operating plans. Our future financial performance and our ability to commercialize Plenity and compete effectively will depend in part on our ability to effectively manage the future development and expansion of our company.

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

For the three and nine months ended September 30, 2021 and 2022, respectively, we relied on three customers or distributors for the distribution of Plenity accounting for 100% of our revenue. We also rely on our reputation and recommendations from key qualified distributors in order to promote Plenity to potential new patients. The loss of any of our key qualified distributors, or a failure of some of them to renew or expand their relationships with us, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new users. In addition, mergers and acquisitions involving our qualified distributors could lead to cancellation or non-renewal of our contracts with those distributors or by the acquiring or combining companies, thereby reducing the number of our existing and potential distributors, which would materially harm our business.

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

We are a commercial stage biotherapeutics company and to date we have funded our operations through proceeds from collaborations, the issuance of common stock and convertible preferred stock, the issuance of convertible and non-convertible debt and non-dilutive grants received from government agencies. We have incurred losses in each year since our inception, other than fiscal 2013. Our net losses were $14.1 million and $30.7 million for the three months ended September 30, 2022 and 2021, respectively, and $32.4 million and $74.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $298.1 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to incur increasing levels of operating losses over at least the next several years. We expect to continue to incur significant sales and marketing expenses and additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with commercializing Plenity and developing any future product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of September 30, 2022, our cash and cash equivalents were $24.8 million. Upon the close of the Business Combination in January 2022, we received approximately $105 million of gross proceeds to fund our operations. Due to a significant number of redemptions associated with the Business Combination, we determined to seek additional funds sooner than originally planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these sources. For example, on July 25, 2022 and August 4, 2022, we issued the 2022 Promissory Notes in the aggregate principal amount of $25.0 million to CMS, PureTech and SSD2, (together, the “Promissory Note Investors”) for an aggregate cash purchase price of $25.0 million. In addition, on August 11, 2022, we established a Committed Equity Facility pursuant to which we will have the right, but not the obligation, to sell to B. Riley up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock, and (ii) 14,506,475 shares of our Common Stock from time to time, at our sole discretion.

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

We implemented an alternative business plan, prioritizing short-term working capital needs such as investments in raw materials and finished goods as well as investments in sales and marketing, and delaying certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We reduced and optimized investments in sales and marketing, prioritizing investments in high return and high exposure mediums. We have sought out alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the full commercial launch of Plenity. We expect these actions will provide us with sufficient liquidity to manage short-term risk and uncertainty and (i) enable us to execute our alternative business plan, (ii) afford us time to access financing alternatives to provide for long-term liquidity and (iii) enable us to fund the continued commercialization of Plenity. These changes to the execution of our business plan may impact the growth of Plenity sales and the pace of acquisition and retention of consumers. We may need to raise additional capital to fund our operations and our alternative business plan. There can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure.

We believe our current cash and cash equivalents will not be sufficient to fund our business for the next twelve months from the date of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, raising substantial doubt about our ability to continue as a going concern.*

As of September 30, 2022, our cash and cash equivalents was $24.8 million. Based on our current operating plan, considering the aggregate proceeds from the post-period issuance of the 2022 Promissory Notes and the post-period CMS amendment, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023 and not at least twelve months beyond the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report without generating positive cash flows through increased revenue and by raising additional capital from outside sources (including, for example, our Committed Equity Facility). In addition, we anticipate that this extension of our cash runway into the second quarter of 2023 will only be achievable with the significant reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than is currently expected. As stated above, if we are unable to obtain additional funding on a timely basis, or at all, we may be required to significantly curtail, delay or discontinue our research or development programs or the commercialization of Plenity (including our marketing efforts) or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. There can be no assurance that we will be able to continue as a going concern.

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

On November 2, 2022, we received a letter from the NYSE indicating that we were not in compliance with the continued listing standard set forth in Rule 802.01C of the NYSE Listed Company Manual.*

Our Common Stock and Public Warrants are currently listed on the NYSE. In order for our Common Stock to continue to be listed on the NYSE, we are required to comply with various continued listing standards, On November 2, 2022, we received a letter from the NYSE indicating that we were not in compliance with the continued listing standard set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock fell below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price requirement”). If we are unable to satisfy the NYSE requirement that our stock price return to a level over $1.00 by May 2, 2023, we will be subject to the NYSE’s suspension and delisting procedures. We are closely monitoring the closing share price of our common stock and are considering all available options. We intend to regain compliance with the minimum share price requirement by pursuing measures that are in the best interest of the Company and our shareholders. The last reported sale price of our Common Stock on the NYSE on November 11, 2022 was $0.35 per share.

However, if we fail to regain compliance with the minimum share price requirement or we fail to meet other requirements for continued listing on the NYSE, the NYSE may take steps to delist our Common Stock and/or Public Warrants. If the NYSE delists our securities for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The price of our Common Stock has been, and may continue to be, volatile, and you could lose all or part of your investment.*

The market price and trading volume of our Common Stock has been, and may continue to be, highly volatile and the price of our Common Stock has declined substantially. During 2022 to date, the closing price of our Common Stock has fluctuated from a high of $10.78 on February 9, 2021 to a low of $0.25 per share on November 3, 2022. During 2022 to date, daily trading volume ranged from approximately zero to 9,578,900 shares. Continued volatility in the market price and trading volume of our Common Stock could cause purchasers of our Common Stock to incur substantial losses. The market price and trading volume of our Common Stock could continue to remain volatile for many reasons, including in response to the risks described herein and in the other filings we make with the SEC, or for reasons unrelated to our operations, many of which may be beyond our control, such as:

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

The stock market, the NYSE and biotechnology companies, in recent years, and during the COVID-19 pandemic in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. Continued declines in the market price of our Common Stock have, among other things, made it more difficult to raise capital on terms acceptable to us, or at all, may make it difficult for our investors to sell their Common Stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in, or significant market price decline of, a company’s securities. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

Securities of many companies formed through a merger or other business combinations with a SPAC, such as ours, have experienced a material decline in price relative to the share price of the SPAC prior to the Business Combination and may continue to experience high price volatility.*

As with many SPAC initial public offerings in recent years, our predecessor CPSR issued shares and warrants for $10.00 per unit upon the closing of its July 2020 initial public offering. As with other SPACs, the $10.00 unit price reflected each share having a one-time right to redeem such share for a pro rata portion of the proceeds held in the trust account prior to the Closing of the Business Combination. Following the Closing of the Business Combination, the shares outstanding no longer have any such redemption right and the market price of such shares are now solely dependent upon the fundamental value of our company. Similar to the securities of many other companies formed through a merger or other business combinations with a SPAC in recent years, the market price of our securities is currently significantly less than $10.00 unit price of our predecessor. The last reported sale prices of our Common Stock and Public Warrants on the NYSE on November 11, 2022 was $0.35 per share and $0.01 per warrant, respectively.

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

In addition, as of this Quarterly Report, our Common Stock is also subject to potential dilution from the exercise of up to 24,733,365 warrants, the exercise of up to 14,101,702 stock options, the issuance of common stock pursuant to the vesting of up to 4,685,166 restricted stock units, the issuance of up to 23,482,845 earnout shares pursuant to the triggering events in the Business Combination Agreement, and the potential Common Stock is also subject to potential dilution issuance of Common Stock in connection with future equity and or convertible debt financings, including the 2022 Promissory Notes. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by our stockholders, could adversely affect the market price of our Common Stock, the impact of which is increased as the value of our stock price increases.

If certain holders of our Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.*

As of the date of this Quarterly Report, the market price of our Common Stock is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, CPSR, the per-share price of the 9,000,000 shares of CPSR Class A Common Stock our predecessor sold to certain investors in connection with our Business Combination in a private placement for an aggregate amount of $90.0 million (the “PIPE Financing”) and also the per share value of the consideration issued to Legacy Gelesis shareholders upon consummation of our Business Combination. However, certain of our shareholders who hold shares of our Common Stock that were (i) originally purchased by our predecessor’s sponsor, Capstar Sponsor Group, LLC, in a private placement prior to our predecessor’s initial public offering (the “Founder Shares”) or (ii) originally issued by CPSR in a private placement in connection with Backstop Agreement, dated December 30, 2021 (the “Backstop Agreement”), between CPSR and certain investors (the “Backstop Shares”), may nonetheless be inclined to sell such Founder Shares or Backstop Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 4,916,250 Founder Shares were purchased at an effective price of $0.0051 per share. Holders of the Backstop Shares purchased an aggregate of 744,217 shares of CPSR Class A Common Stock in a private placement at a price of $10.00 per share, for an aggregate purchase price of $7.4 million and such holders also received an aggregate of 1,983,750 shares of CPSR Class A Common Stock as additional consideration, resulting in an effective purchase price for the currently outstanding 2,727,967 Backstop Shares of approximately $2.73 per share. Accordingly, holders of the Founder Shares and Backstop Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders. On November 11, 2022, the closing price of our Common Stock was $0.35. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $1.7 million and the aggregate sales price of the Backstop Shares would be approximately $0.9 million.

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

The holders of our recently issued 2022 Promissory Notes have certain additional rights upon an event of default under such notes which could cause material dilution to investors and a decline in our stock price.*

On July 25, 2022 and August 4, 2022 we issued the 2022 Promissory Notes to the Promissory Note Investors, each a beneficial owner of more than 5% of our Common Stock, for an aggregate cash purchase price of $25.0 million. Each 2022 Promissory Note contains certain customary events of default including, without limitation, our failure to pay amounts due thereunder (a “Payment Default”). If a Payment Default occurs and is continuing under an Investor’s 2022 Promissory Note, such Investor may declare the unpaid principal and accrued interest due and payable. If a Payment Default is not cured by us after five days, (x) we will be required to issue a warrant to the Investor holding such 2022 Promissory Note (a “Promissory Note Warrant”) to purchase, at an exercise price of $0.01 per share, subject to adjustment, an aggregate of number of shares of Common Stock equal to: (i) (A) 0.2 multiplied by (B) the amount of outstanding principal and accrued interest under such 2022 Promissory Note as of the date of conversion divided by (ii) the volume weighted average price of the Common Stock, as reported by the NYSE, for the five (5) trading days (the “Common Stock VWAP”) occurring immediately prior to the date of exercise and (y) such Investor may elect, at its option, to convert the outstanding principal and accrued interest under the 2022 Promissory Notes into a number of shares of Common Stock equal to (i) the amount of outstanding principal and accrued interest under the 2022 Promissory Note as of the date of conversion, divided by (ii) the lesser of the price per share of (A) the Common Stock, as reported by the NYSE or (B) the Common Stock VWAP as of the day prior to the date of such Investor’s conversion notice. The number of shares of Common Stock issuable upon exercise of Promissory Note Warrants and/or conversion of 2022 Promissory Notes following a Payment Default will be calculated based on the market price per share of our Common Stock at the time of exercise/conversion, however, any such issuance may result in (i) increased beneficial ownership of our shares and increased voting power for the Investors, (ii) material dilution in the value of the remaining outstanding shares of our Common Stock and the voting power represented thereby and (iii) a decline in our the market price off our Common Stock. In addition, any sales in the public market of the Common Stock issuable upon such exercise or conversion of Promissory Note Warrants or 2022 Promissory Notes, as applicable, could adversely affect the market price of our Common Stock.

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

Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our Company or our Company’s directors, officers, or other employees.

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

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the warrant and the price of our Common Stock at the time of exercise. For example, to the extent that the price of our Common Stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Warrants will exercise their warrants. If the price of our Common Stock is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. As of November 11, 2022, the closing price of our Common Stock was $0.35 per share. There can be no assurance that all of our warrants will be in the money prior to their expiration. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Warrants are not redeemable so long as they are held by the initial stockholders and are exercisable on a cashless basis. Our Rollover Warrants and CMS Warrants are not redeemable and are exercisable on a cashless basis only with respect to the 1,660,303 Rollover Warrants that have an exercise price of $0.02. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 2(a) - Stock Issuances - Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended September 30, 2022.

Item 2(b) and 2(c) are not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 20, 2022)
3.2	Amended and Restated Bylaws of Gelesis Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on January 20, 2022)
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

10.2

Common Stock Purchase Agreement, dated August 11, 2022, by and between the Company and B. Riley Principal Capital II, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 12, 2022)

10.3

Registration Rights Agreement, dated August 11, 2022, by and between the Company and B. Riley Principal Capital II, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 12, 2022).

10.4†*	Separation and General Release Agreement, effective September 30, 2022, by and between the Company and Mr. David Abraham
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2022	By:	/s/ Yishai Zohar
Yishai Zohar
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Elliot Maltz
Elliot Maltz
Chief Financial Officer (Principal Financial and Accounting Officer)