Form 10-Q
period 2023-03-31
GELESIS HOLDINGS, INC.
filed 2023-05-15
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 12, 2023, the registrant had 73,335,110 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
SIGNATURES		48

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
•
our receipt of a written non-binding indication of interest from PureTech may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted depending on the outcome of such transaction process.
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

1

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,103	$7,412
Accounts receivable	1,271	1,233
Grants receivable	8,458	3,359
Inventories	5,941	6,865
Prepaid expenses and other current assets	6,651	4,627
Total current assets	25,424	23,496
Property and equipment, net	58,354	59,335
Operating lease right-of-use assets	1,379	1,520
Intangible assets, net	12,846	13,413
Other assets	777	5,560
Total assets	$98,780	$103,324
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including due to related party of $421 and $135, respectively	$7,905	$4,131
Accrued expenses and other current liabilities, including due to related party of $2,789 and $2,809, respectively	7,480	10,468
Deferred income	26,806	27,793
Operating lease liabilities	587	597
Convertible promissory notes held at fair value, including due to related party of $21,573 and $22,082, respectively	25,985	27,403
Notes payable, including due to related party of $1,958 and $2,007, respectively	7,422	7,954
Total current liabilities	76,185	78,346
Deferred income	9,234	9,544
Operating lease liabilities	835	967
Notes payable, including due to related party of $13,963 and $13,659, respectively	26,037	25,342
Warrant liabilities	—	130
Earnout liability	—	563
Other long-term liabilities, including due to related party of $141 and $674, respectively	282	898
Total liabilities	112,573	115,790
Commitments and contingencies (Note 18)
Noncontrolling interest	12,896	12,590
Stockholders’ deficit:
Preferred stock, $0.0001 par value - 250,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value – 900,000,000 shares authorized at March 31, 2023 and December 31, 2022; 73,332,588 and 73,325,022 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	300,856	297,468
Accumulated other comprehensive income	329	104
Accumulated deficit	(327,881)	(322,635)
Total stockholders’ deficit	(26,689)	(25,056)
Total liabilities, noncontrolling interest, redeemable convertible preferred stock and stockholders’ deficit	$98,780	$103,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue, net	$1,753	$7,514
Total revenue, net	1,753	7,514
Operating expenses:
Costs of goods sold, including related party expenses of $71 and $301, respectively	1,237	4,913
Selling, general and administrative, including related party expenses of $128 and $126, respectively	8,287	37,706
Research and development, including related party expenses of $59 and $62, respectively	3,637	7,410
Amortization of intangible assets	567	567
Total operating expenses	13,728	50,596
Loss from operations	(11,975)	(43,082)
Change in the fair value of earnout liability	563	33,869
Change in the fair value of convertible promissory notes	4,959	(156)
Change in the fair value of warrants	130	3,484
Interest expense, net	(891)	(135)
Other income, net	2,084	317
Loss before income taxes	(5,130)	(5,703)
Provision for income taxes	16	-
Net loss	(5,146)	(5,703)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	(37,934)
Accretion of noncontrolling interest put option to redemption value	—	(88)
Income allocated to noncontrolling interest holder	(100)	—
Net loss attributable to common stockholders	$(5,246)	$(43,725)
Net loss per share attributable to common stockholders—basic and diluted	$(0.07)	$(0.70)
Weighted average common shares outstanding—basic and diluted	73,329,309	62,743,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(5,146)	$(5,703)
Other comprehensive loss:
Foreign currency translation adjustment	225	(137)
Total other comprehensive income (loss)	225	(137)
Comprehensive loss	$(4,921)	$(5,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Noncontrolling Interest	Legacy Gelesis Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$11,855	18,736,936	$311,594	2,410,552	$1	$(64,549)	$219	$(265,507)	$(329,836)
Accretion of Legacy Gelesis senior preferred stock to redemption value prior to Business Combination	—	—	37,934	—	—	(37,934)	—	—	(37,934)
Conversion of Legacy Gelesis convertible preferred stock into common stock upon Business Combination	—	(48,566,655)	(349,528)	48,566,655	—	349,528	—	—	349,528
Proceeds from Business Combination, net of issuance costs and assumed liabilities	—	—	—	17,399,440	6	70,472	—	—	70,478
Conversion of Legacy Gelesis preferred stock warrants into common stock warrants upon Business Combination	—	—	—	—	—	16,747	—	—	16,747
Recognition of earnout liability upon Business Combination	—	—	—	—	—	(58,871)	—	—	(58,871)
Assumed private placement warrant liability upon Business Combination	—	—	—	—	—	(8,140)	—	—	(8,140)
Stock based compensation expense	—	—	—	—	—	13,989	—	—	13,989
Exercise of warrants	—	—	—	176,126	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	88	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	(239)	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	—	(5,703)	(5,703)
Balance at March 31, 2022	$11,704	(29,829,719)	—	68,552,773	$7	$281,246	$82	$(271,298)	$10,037

Balance at December 31, 2022	$12,590	(29,829,719)	$-	73,325,022	$7	$297,468	$104	$(322,635)	$(25,056)
Stock based compensation expense	—	—	—	—	—	2,091	—	—	2,091
Release of restricted stock units	—	—	—	7,566	—		—	—	—
Issuance of common stock warrants	—	—	—	—	—	1,297	—	—	1,297
Income allocated noncontrolling interest holder	100	—	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	—	—	—	(5,146)	(5,146)
Foreign currency translation gain	206	—	—	—	—	—	225	—	225
Balance at March 31, 2023	$12,896	(29,829,719)	$—	73,332,588	$7	$300,856	$329	$(327,881)	$(26,689)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,146)	$(5,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	567	567
Reduction in carrying amount of right-of-use assets	148	132
Depreciation	2,009	1,019
Stock-based compensation	2,091	13,989
Unrealized loss on foreign currency transactions	(74)	65
Non-cash interest (income) expense	(366)	40
Change in the fair value of earnout liability	(563)	(33,869)
Change in the fair value of warrants	(130)	(3,484)
Change in the fair value of convertible promissory notes	(4,959)	156
Change in fair value of One S.r.l. call option	(536)	258
Change in fair value of interest rate swap contract	—	389
Changes in operating assets and liabilities:
Accounts receivable	(39)	(1,177)
Grants receivable	(4,975)	(198)
Prepaid expenses and other current assets	(1,953)	(2,010)
Inventories	1,036	(2,888)
Other assets	4,808	—
Accounts payable	2,201	3,502
Accrued expenses and other current liabilities	(2,759)	528
Operating lease liabilities	1,345	(134)
Deferred income	(1,316)	(5,550)
Other long-term liabilities	(85)	(815)
Net cash used in operating activities	(8,696)	(35,183)
Cash flows from investing activities:
Purchases of property and equipment	(224)	(1,963)
Net cash used in investing activities	(224)	(1,963)
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs	—	70,478
Principal repayment of notes payable	(408)	(418)
Repayment of convertible promissory notes	—	(27,284)
Proceeds from issuance of convertible promissory notes	5,000	—
Proceeds from exercise of warrants	—	4
Net cash provided by financing activities	4,592	42,780
Effect of exchange rates on cash	19	(46)
Net (decrease) increase in cash	(4,309)	5,588
Cash and cash equivalents at beginning of year	7,412	28,397
Cash and cash equivalents at end of period	$3,103	$33,985
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expense	$316	$1,721
Deferred financing costs included in accounts payable and accrued expenses	$557	$—
Recognition of earnout liability	$—	$58,871
Recognition of private placement warrant liability	$—	$8,140
Supplemental cash flow information:
Interest paid on notes payable	$118	$95

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

The Company currently manufactures and markets Plenity® (the “Product”), which is based on a proprietary hydrogel technology. Plenity received a de novo clearance from the FDA on April 12, 2019 to aid in weight management when used in conjunction with diet and exercise. In 2020, the Company received its original Conformité Européenne (CE) certificate which allowed Plenity to be marketed as a medical device in Europe as well as the rest of the world where CE mark is acceptable. Plenity has been commercially available by prescription in the United States since May 2020. In January 2023, the Company made a 510 (k) submission to the FDA to switch Plenity from prescription (“Rx”) to over-the-counter (“OTC”).

On July 19, 2021, Gelesis, Inc. (together with its consolidated subsidiaries, “Legacy Gelesis”) entered into a Business Combination Agreement (as amended on November 8, 2021 and December 30, 2021, the “Business Combination Agreement”) with CPSR, a Delaware corporation and special purpose acquisition company, and CPSR Gelesis Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CPSR (“Merger Sub”). On January 13, 2022, Legacy Gelesis, CPSR, and Merger Sub consummated the business combination (“Business Combination”) pursuant to the terms of the Business Combination Agreement. Pursuant to the Business Combination Agreement, on the closing date, (i) Merger Sub merged with and into Legacy Gelesis (the “Merger”), with Legacy Gelesis as the surviving company in the Merger, and, after giving effect to such Merger, Legacy Gelesis became a wholly-owned subsidiary of CPSR and (ii) CPSR changed its name to “Gelesis Holdings, Inc.” (together with its consolidated subsidiaries, “Gelesis Holdings”). The Business Combination, together with the PIPE Investment and the sale of the Backstop Purchase Shares, generated approximately $105 million in gross proceeds and $70.5 million in net proceeds. On January 14, 2022, Gelesis Holdings’ common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “GLS” and “GLS.W”, respectively. In January 2023, the Company’s public warrants were delisted from the NYSE due to low trading price. As of April 10, 2023, the NYSE Regulation reached a decision to delist the Company’s common stock and subsequently on April 26, 2023, the Company’s common stock was delisted from the NYSE.

The Business Combination was accounted for as a reverse recapitalization in conformity with accounting principles generally accepted in the United States. Under this method of accounting, CPSR has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the Legacy Gelesis’ stockholders comprising a relative majority of the voting power of the combined company, the Legacy Gelesis’ operations prior to the acquisition comprising the only ongoing operations of Gelesis Holdings, the majority of Gelesis Holdings’ board of directors appointment by Legacy Gelesis, and Legacy Gelesis’ senior management comprising the entirety of the senior management of Gelesis Holdings. Accordingly, for accounting purposes, the consolidated financial statements of Gelesis Holdings represent a continuation of the consolidated financial statements of Legacy Gelesis with the Business Combination being treated as the equivalent of Legacy Gelesis issuing stock for the net assets of CPSR, accompanied by a recapitalization. The net assets of CPSR are stated at historical costs, with no goodwill or other intangible assets recorded.

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

The Company has a history of incurring substantial operating losses and has financed its operations primarily from the issuance of equity, promissory notes, government grants, supply and distribution agreements and collaborations and licensing arrangements. Such operating losses and negative cash flows from operations have continued throughout Q1 2023 and the Company expects they will continue in the foreseeable future. The Company expects its cash on hand as of the date of the condensed consolidated financial statements, proceeds from the initial and second closing of the 2023 Convertible Senior Secured Notes, and collection of accounts and grants receivable, are not sufficient to meet the Company’s current obligations and not at least twelve months beyond the date of issuance of the condensed consolidated financial statements. In light of current levels of liquidity, the Company has significantly reduced discretionary spending as well as headcount from prior levels, particularly with respect to discretionary sales and marketing activities, manufacturing and supply chain functions, and research and development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and may adversely impact the sale of Plenity.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") as found in the Accounting Standards Codification ("ASC"), Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB") and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company's financial position as of March 31, 2023, the results of its operations, non-controlling interest, redeemable convertible preferred stock and stockholders' deficit and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

The Company’s condensed consolidated financial statements include the accounts of the Company, its two wholly-owned subsidiaries and a variable interest entity (“VIE”), Gelesis S.r.l., in which the Company has a controlling interest and is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Business Combination

The Company accounts for its business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of acquisition.

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

The Company’s earnout liability, private placement warrants, interest rate swaps, call option liability, and convertible promissory notes are recorded at fair value on a recurring basis. The carrying amount of accounts receivable, grants receivable, accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The carrying amount of notes payable is also considered to be a reasonable estimate of the fair value based on the nature of the debt and that the debt bears interest at the prevailing market rate for instruments with similar characteristics. The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation awards granted to employees and non-employees in accordance with ASC 718, Compensation – Stock Compensation. The Company’s stock-based compensation consists primarily of stock options. The measurement date for share-based awards is the date of grant, and stock-based compensation costs are recognized as expense over the respective requisite service periods, which are typically the vesting period. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

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

Recently Issued Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This update requires leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Further, leasehold improvements associated with common control leases be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. Those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This update is effective for annual periods beginning after December 15, 2023, and early application is permitted. This guidance should be applied either (i) prospectively to all new leasehold improvements recognized on or after the date of initial application; (ii) prospectively to all new and existing leasehold improvements recognized on or after the date of initial application, with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date; or (iii) retrospectively to the beginning of the period in which the entity first applied Topic 842, with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the earliest period presented in accordance with Topic 842. The Company is evaluating the potential impact of this update and does not intend to early adopt this update for fiscal year 2023.

3.
Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2023 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Interest rate swap contract (see Note 11)	$747	$—	$747	$—
Liabilities:
Convertible promissory notes (see Note 11)	25,985	—	—	25,985
One S.r.l. call option (see Note 10)	141	—	—	141
Total liabilities measured at fair value	$26,126	$—	$—	$26,126

Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2022 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Interest rate swap contract (see Note 11)	$800	$—	$800	$—
Liabilities:
Convertible promissory notes (see Note 11)	27,403	—	—	27,403
Earnout liability (see Note 13)	563	—	—	563
Private placement warrant liability (see Note 12)	130	—	—	130
One S.r.l. call option (see Note 10)	674	—	—	674
Total liabilities measured at fair value	$28,770	$—	$—	$28,770

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the three months ended March 31, 2023:

	Convertible Promissory Notes	One S.r.l. Call Option	Earnout Liability	Private Placement Warrant Liability
Balance at December 31, 2022	$27,403	$674	$563	$130
Issuance of convertible promissory notes	5,000	—	—	—
Transaction price allocated to warrant issuance	(1,459)	—	—	—
Changes in fair value	(4,959)	(536)	(563)	(130)
Foreign currency translation adjustment	—	3	—	—
Settlement		—	—	—
Balance at March 31, 2023	$25,985	$141	$—	$—

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the three months ended March 31, 2023. The fair value measurement of the convertible promissory notes, Legacy Gelesis preferred stock warrant liability, One Srl call option liability, earnout liability and private placement warrant liability utilized inputs not observable in the market and thus represents a Level 3 measurement.

4.
Product Revenue Reserve and Allowance

The Company sells the Product principally to a limited number of customers consisting of telemedicine and online pharmacies, that in turn resell the Product to consumers.

Revenue for the three months ended March 31, 2023 and March 31, 2022 consisted of the following (in thousands):

	For the three months ended March 31,
	2023	2022
Roman Health Pharmacy LLC	$1,015	$6,499
GoGoMeds	661	1,015
CMS	77	—
Total	$1,753	$7,514

Roman Health Pharmacy LLC (“Ro”)

During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $1.0 million and $6.5 million, respectively, of product revenue, net, in the accompanying condensed consolidated statements of operations with respect to Roman Health Pharmacy LLC, or Ro. At March 31, 2023 and December 31, 2022, the Company recorded a deferred income balance of $24.7 million and $25.9 million, respectively, in the accompanying condensed consolidated balance sheets representing customer prepayment available to be used for future Product purchases with respect to Ro.

GoGoMeds (“GGM”)

During three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.7 million and $1.0 million, respectively, of product revenue, net, in the accompanying condensed consolidated statements of operations with respect to Specialty Medical

Drugstore, LLC, d/b/a/ GoGoMeds, or GGM. At March 31, 2023 and December 31, 2022, the Company recorded an accounts receivable balance of $1.3 million and $1.1 million, respectively, prior to reserves and allowances, in the accompanying condensed consolidated balance sheets with respect to GGM.

CMS Bridging DMCC (“CMS”)

During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.1 million and $0.0 million, respectively, of product revenue, net, in the accompanying condensed consolidated statements of operations with respect to CMS.

Reserves and Allowances

The following table summarizes the activity in the product revenue reserve and allowances during the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	2023	2022
Balance at January 1,	$23	$82
Provision related to product sales	210	574
Credits and payments made	(226)	(418)
Balance at March 31,	$7	$238

At March 31, 2023 and 2022, product related reserve and allowances comprised solely contractual adjustments owed to the Company’s telehealth and online pharmacy partners, which were netted to accounts receivable in the Company’s condensed consolidated balance sheets for the year. Through March 31, 2023, there had been no product related reserves or allowances owed to other parties, including the federal and state governments or their agencies.

5.
Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$9,394	$9,549
Work in process	4,361	4,695
Finished goods	5,303	5,955
Inventories, gross	19,058	20,199
Less: inventory reserves	(13,117)	(13,334)
Total inventories	$5,941	$6,865

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

As of March 31, 2023, the Company estimated that approximately $5.0 million finished goods, $4.3 million work-in-progress and $3.8 million raw material inventories wouldn’t be sold or utilized. Therefore, the Company recorded an aggregate $13.1 million excess and obsolescence inventory reserves as a component of inventories on the accompanying consolidated balance sheet as of March 31, 2023.

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$277	$314
Prepaid insurance	1,844	268
Prepaid contract research costs	145	189
Research and development tax credit	588	567
Value added tax receivable	2,102	2,036
Income tax receivable	207	203
Investment tax credit	1,488	1,050
Prepaid expenses and other current assets	$6,651	$4,627

7.
Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory and manufacturing equipment	$41,303	$29,944
Land and buildings	8,556	10,673
Leasehold improvements	1,552	1,525
Computer equipment and software	824	811
Capitalized software	232	232
Construction in process	15,649	24,287
Property and equipment – at cost	68,116	62,907
Less accumulated depreciation	(9,762)	(8,137)
Property and equipment – net	$58,354	$59,335

The Company owns and operates commercial manufacturing and research and development facilities in Italy, including a 51,000 square foot facility, which the Company expects to further expand to an 88,600 square foot facility, as well as approximately 12 acres of land, where the Company initiated construction of an additional 207,000 square foot facility. Both facilities are near the Town of Lecce in the Puglia region of Italy. Property and equipment classified as construction in process at March 31, 2023 and December 31, 2022 are related to the development of manufacturing lines that have not yet been placed into service at March 31, 2023 and December 31, 2022, respectively.

Depreciation expense was approximately $2.0 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively.

8.
Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and related benefits	$1,656	$1,550
Accrued professional fees and outside contractors (including due to related party of $35 and $153, respectively)	857	3,521
Accrued property, plant and equipment additions	180	378
Accrued inventory and manufacturing expense	347	1,020
Unpaid portion of One S.r.l. equity acquisition (see Note 10)	2,754	2,656
Tax payables	578	543
Deferred legal fees	738	738
Accrued interest	370	62
Total accrued expenses	$7,480	$10,468

9.
Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Long-term tax liabilities	$141	$224
One S.r.l. call option (see Note 10)	141	674
Total other long-term liabilities	$282	$898

10.
Significant Agreements

Puglia Grants

In May 2020, the Company was awarded a grant by the Puglia region of Italy as an incentive to manufacture and carry out research and development activities in Italy (“PIA 1 Grant”), with the key underlying activity being the development of the commercial facility to expand production capacity for the Product.

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

The following table represents amounts recognized on the consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022 in relation to the Puglia 1 Grant and Puglia 2 Grant (in thousands):

	For the three months ended March 31,
	2023	2022
PIA 1 Grant income	$194	$212
Income attributable to R&D expense	18	—
Income attributable to investments in facilities and equipment	176	212
PIA 2 Grant Income	$337	$195
Income attributable to R&D expense	232	195
Income attributable to investments in facilities and equipment	105	—

The following table represents amounts recorded on the consolidated balance sheets at March 31, 2023 and December 31, 2022 in relation to the Puglia 1 Grant and Puglia 2 Grant (in thousands):

	March 31,	December 31,
	2023	2022
PIA 1 Grant
Grant receivable	3,290	3,237
Deferred income	4,886	5,001
Current portion of deferred income	780	771

PIA 2 Grant
Grant receivable	5,168	122
Long-term grant receivable	—	4,732
Deferred income	3,452	3,502
Current portion of deferred income	427	420

One S.r.l. (“One”) Amended Patent License and Assignment Agreement

In October 2008 and December 2008, the Company entered into a patent license and assignment agreement and master agreement with One, the original inventor and owner of the Company’s core patents and a related party to the Company (see Notes 18 and 19), to license and subsequently purchase certain intellectual property to develop hydrogel-based product candidates. The One agreements were subsequently amended and restated in December 2014 (the “2014 One Amendment”), June 2019 (the “2019 One Amendment”), October 2020 (the “2020 One Amendment”) and August 2022 (the "2022 One Amendment").

In conjunction with the 2019 One Amendment, the Company accounted for the reduction in royalties that the Company is required to pay on future net revenues as an intangible asset under ASC 350, Intangibles – Goodwill and Other, which shall be amortized over its useful life, which was determined to be the earliest expiration of patents related to the underlying intellectual property in November 2028. Additionally, the Company acquired a 10% equity interest in One in exchange for cash consideration. The Company accounted for the acquisition of the 10% equity interest in One under ASC 323, Investments – Equity Method and Joint Ventures.

At March 31, 2023 and December 31, 2022, respectively, the remaining undiscounted payment obligations to One shareholders were included in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months. None of the future milestones under the amended and restated master agreement, have been met, or are deemed to be probable of being met, at the transaction date or at March 31, 2023 and December 31, 2022, respectively.

In conjunction with the 2020 One Amendment, the Company cancels its obligation to issue a warrant for redeemable convertible preferred stock in the 2019 One Amendment for additional commercial milestone consideration and a warrant to purchase common stock. Additionally, the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment at an exercise price of €6.0 million (approximately $6.6 million at March 31, 2023). The call option is only exercisable upon (1) a change of control or a deemed liquidation event by the Company, as defined, in the Company’s Restated Certification of Incorporation or (2) the date in which the Company’s current Chief Executive Officer is no longer affiliated with the Company in his capacity as either an executive officer or a member of the board of directors.

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

The following represents a summary of the changes to Company’s One Srl call option liability during the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Balance at Beginning of Period	$674	$2,416
Change in fair value	(536)	258
Foreign currency translation gain	3	(51)
Balance at the End of Period	$141	$2,623

The following weighted average assumptions were used to determine the fair value of the One Srl call option liability at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Expected term	0.5 years	4.0 years
Expected volatility	150.0%	86.0%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.9%	4.2%
Estimated fair value of ownership interest	$1,622	$1,772
Exercise price of call option	$6,527	$6,422

Research Innovation Fund (“RIF”) Financing

In August 2020, Gelesis S.r.l. entered into a loan and equity agreement with RIF, an investment fund out of the EU, whereby Gelesis S.r.l. received €10.0 million (approximately $10.9 million at March 31, 2023) from RIF as an equity investment and €15.0 million (approximately $16.3 million at March 31, 2023) as a loan with a fixed interest rate of 6.35% per annum (see Note 12). The equity investment can be called by the Company, beginning in December 2023 and ending in December 2026, by paying the investment plus 15% percent annual interest. If the Company does not exercise this call option, beginning in January 2027 and ending in December 2027, RIF may put the investment to the Company at a cost of the investment amount plus 3.175% percent annual interest. The loan has a termination date of December 31, 2030 and is repayable over 8 years starting 24 months subsequent to its issuance. Any unpaid principal and interest must be repaid upon exercise of the call option by the Company, or subsequent exercise of a put option by RIF. At March 31, 2023, RIF holds approximately 20% of the equity of Gelesis S.r.l.

The Company recorded the following noncontrolling interest components in the condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholders' deficit (in thousands):

	For the three months ended March 31,
	2023	2022
Balance at Beginning of Period	$12,590	$11,855
Accretion of put option	—	88
Income allocated to noncontrolling interest holder	100	—
Foreign currency translation adjustment	206	(239)
Balance at the End of Period	$12,896	$11,704

11.
Debt

The Company’s non-convertible debt outstanding at March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31,	December 31,
	2023	2022
Italian Economic Development Agency Loan	168	331
Intesa Sanpaolo Loan 1	6,970	7,094
Intesa Sanpaolo Loan 2	5,439	5,352
Horizon 2020 Loan	395	389
RIF Shareholders Loan	16,317	16,055
UniCredit Loan	4,493	4,421
Total debt obligation	$33,782	$33,642
Unamortized loan discount and issuance costs	(323)	(346)
Total debt obligation carrying amount	$33,459	$33,296
Current portion	$7,422	$7,954
Long-term portion	$26,037	$25,342

Future maturities with respect to non-convertible debt outstanding at March 31, 2023 are as follows (in thousands):

At March 31, 2023
2023	7,825
2024	5,534
2025	4,027
2026	4,047
2027	4,029
More than 5 years	8,320
Total maturities	$33,782

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

At March 31, 2023 and December 31, 2022, the aggregate outstanding balance of the 2022 promissory notes was $22.6 million and $27.4 million recorded at fair value in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company recognized a fair value gain of $4.8 million relating to the 2022 promissory notes.

The following assumptions were used to determine the fair value of the 2022 promissory notes at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Expected term	9 months	1 year
Weighted average discount rate	26.0%	26.0%
Probability of repayment after qualified financing	—	50.0%
Probability of holder electing conversion option	10.0%	50.0%
Probability of a business combination	60.0%	—
Probability of Company default	30.0%	—

February 2023 Senior Secured Note and Warrant Purchase Agreement

On February 21, 2023, the Company entered into a Note and Warrant Purchase Agreement with PureTech ("the February 2023 NPA"), pursuant to which the Company issued a short-term convertible senior secured note ("Senior Secured Note") in the aggregate principal amount of $5.0 million and warrants to purchase 23,688,047 shares of Common Stock. The warrants have an exercise price of $0.2744 and may not be exercised prior to the receipt of stockholders' approval. The Senior Secured Note bears interest at a rate of 12% per annum, and matures on July 31, 2023, unless earlier converted or the maturity is extended as described within the definitive agreements. The Company may issue up to an additional $5.0 million to PureTech upon mutual acceptance of the Company meeting certain conditions. The Senior Secured Note is secured by a first-priority lien on substantially all assets of the Company, including without limitation, intellectual property, regulatory filings and product approvals, clearances and trademarks worldwide (other than the equity interests in, and assets held by, Gelesis, S.r.l.) and a pledge of 100% of the Senior Secured Note holder’s equity in the Company.

Warrants issued pursuant to the February 2023 NPA are indexed to the Company's own stock and met the derivative scope exception provided by ASC 810-0-15-74, therefore were recorded as change in additional paid-in-capital. Accordingly, the total February 2023 NPA proceeds of $5.0 million was allocated between the Senior Secured Note and the warrants based on the relative respective fair value as of February 21, 2023. The Company determined that the allocated fair value of the warrants and the related deferred financing costs were $1.5 million and $0.2 million, respectively, based on the following Black-Scholes inputs as of February 21, 2023:

Market price of common stock	$0.28
Expected volatility	160%
Expected term (in years)	0.24
Risk-free interest rate	4.9%
Expected dividend yield	—

Accordingly, the allocated fair value of the Senior Secured Note and the related deferred financing costs were $3.5 million and $0.4 million, respectively, as of February 21, 2023. The Company elected the fair value accounting option to account for the Senior Secured Note for the initial and subsequent measurements, and expensed the allocated deferred financing costs as non-cash interest expense due to the immaterial amount and the short-term nature of the Senior Secured Note. The following assumptions were used to determine the fair value of the Senior Secured Note at March 31, 2023 and the original issuance date of February 21, 2023:

	March 31, 2023	February 21, 2023
Expected term	0.3 year	0.4 year
Weighted average discount rate	26.9%	26.9%
Probability of repayment after qualified financing	—	—
Probability of holder electing conversion upon a business combination	60.0%	50.0%
Probability of Company default	30.0%	40.0%
Probability of holder electing conversion option upon other default events	10.0%	10.0%

At March 31, 2023, the aggregate outstanding balance of the Senior Secured Note was $3.4 million recorded at fair value in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company recognized a fair market gain of $0.1 million and non-cash interest expense of $0.4 million relating to the Senior Secured Note.

12.
Warrant Liabilities

The following represents a summary of the warrant liabilities activity during the three months ended March 31, 2023:

Private Placement Warrants
Balance at December 31, 2022	$130
Changes in fair value	(130)
Balance at March 31, 2023	$—

Private Placement Warrants

At March 31, 2023, there were 7,520,000 Private Placement Warrants outstanding exercisable at $11.50 per share for common stock at the same terms as the Public Warrants. However, the warrants will not be redeemable by the Company for cash so long as they are held by the initial stockholders or their permitted transferees. The initial purchasers of the Private Placement Warrants, or their permitted transferees, also have the option to exercise the Private Placement Warrants on a cashless basis. If Private Placement Warrants are held by holders other than the initial purchasers thereof or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The warrants were initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The warrants at issuance and at March 31, 2023, were valued utilizing a modified Monte Carlo Simulation value model and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the Private Placement Warrant liability at December 31, 2022:

Private Placement Warrants
Expected term	4.0 years
Expected volatility	86.0%
Expected dividend yield	0.0%
Risk free interest rate	4.0%
Price of Gelesis Common Stock	$0.29
Exercise price of warrants	$11.50

The Company was notified by the NYSE Regulation in March 2023 that Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15.0 million. The NYSE reached its determination and publicly announced that the GLS common stock had been suspended from trading effective April 10, 2023. The Company’s common stock under the ticker symbol of GLS or GLSH were subsequently traded on the OTC markets ranging between $0.01 and $0.05 per share. As a result, the fair value of outstanding warrant liabilities was determined to be immaterial as of March 31, 2023.

13.
Earnout Liability

The following represents a summary of the earnout liability activity during the three months ended March 31, 2023:

Earnout Liability
Balance at December 31, 2022	$563
Changes in fair value	(563)
Balance at March 31, 2023	$—

At Business Combination close and at March 31, 2023, there were 18,758,241 earnout shares unissued and unvested. At March 31, 2023, none of the triggering events had been met.

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

December 31, 2022
Expected term	4.0 years
Expected volatility	86.0%
Expected dividend yield	0.0%
Risk free interest rate	4.0%
Price of Gelesis Common Stock	$0.29

As noted in Note 12, the Company's common stock under the ticker symbol of GLS or GLSH were suspended from trading on the NYSE effective April 10, 2023 and subsequently traded on the OTC markets ranging between $0.01 and $0.05 per share. Therefore, the fair value of outstanding earnout liabilities was determined to be immaterial as of March 31, 2023.

14.
Stockholders' Equity (Deficit)

Common Stock

The Company’s authorized capital stock consists of (a) 900,000,000 shares of common stock, par value $0.0001 per share; and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share. At March 31, 2023, there were 73,332,588 shares of common stock issued and outstanding.

Public Warrants

In connection with the Business Combination the Company assumed 13,800,000 Public Warrants, which entitle the holder to acquire common stock, which are exercisable at an exercise price of $11.50 per share. The Public Warrants will expire on the earlier to occur of five years after the completion of the Business Combination or redemption.

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption for cash:

•
in whole and not in part;

•
at a price of $0.01 per warrant;

•
upon not less than thirty (30) days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the closing price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30)-trading day period ending three (3) business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle.

At March 31, 2023, there were 13,800,000 Public Warrants outstanding.

Rollover Warrants

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business

Combination and March 31, 2023, there were 1,836,429 and 1,660,303 warrants outstanding, respectively, with an exercise price of $0.02. During the three months ended March 31, 2022, 176,126 rollover warrants were exercised for proceeds of less than $0.1 million.

Immediately prior to the closing of the Business Combination, existing Legacy Gelesis common warrants were also split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business Combination and through March 31, 2023, respectively, there were 1,353,062 of these warrants outstanding with an exercise price of $4.26.

At March 31, 2023 and December 31, 2022 common stock reserved for future issuances was as follows:

	March 31,	December 31,
	2023	2022
Common stock issued upon option exercise and RSUs vesting	16,881,549	16,881,549
Conversion of all classes of redeemable convertible preferred stock	—	—
Issuances upon exercise of common stock warrants	48,421,412	24,733,365
Earnout shares	23,482,845	23,482,845
Total common stock reserved for future issuance	88,785,806	65,097,759

15.
Stock-Based Compensation

2021 Stock Option Plan

In January 2022, the Company's Board of Directors approved the 2021 Stock Option and Incentive Plan (the "2021 Plan"), which supersedes the 2016 Stock Option and Grant Plan and the 2006 Stock Incentive Plan and provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units to employees, directors, and nonemployees of the Company. The 2021 Plan was authorized initially to issue 9,583,570 shares, plus on January 1, 2023 and each January 1 thereafter, the number of shares of Stock reserved and available for issuance under the Plan shall be cumulatively increased by 4 percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31. Under the 2021 Plan, 7,213,730 shares remained available for issuance at March 31, 2023.

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

Stock-based compensation expense is summarized for employees and nonemployees, by category in the accompanying condensed consolidated statements of operations as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Research and development	$334	$5,065
Selling, general and administrative	1,757	8,924
Total	$2,091	$13,989

Stock Option Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,798,479	$3.97	5.80	$25
Granted	—
Exercised	—
Forfeited - unvested	(94,673)	$3.87
Forfeited - vested	—
Expired	(428,647)	$4.06
Outstanding at March 31, 2023	12,275,159	$3.97	5.47	$—
Exercisable at March 31, 2023	10,021,559	$3.91	4.77	$—
Vested and Expected to Vest at March 31, 2023	12,275,159	$3.96	5.47	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the common stock. The total fair value of options vested during the three months ended March 31, 2023 was $1.9 million.

At March 31, 2023, there was $5.3 million unrecognized compensation cost related to unvested stock option grants under the 2021 Plan, which was expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding and Unvested at December 31, 2022	4,083,070	$4.31
Granted	—
Vested	(7,566)	$8.26
Forfeited	(254,982)	$3.33
Outstanding at March 31, 2023	3,820,522	$4.36

Each RSU entitles the holder to one share of common stock on vesting and the RSU awards are based on a cliff vesting schedule over requisite service periods in which the Company recognizes compensation expense for the RSUs. Vesting of the RSUs is subject to the satisfaction of certain service and or certain performance conditions. The Company recognizes the estimated grant date fair value of these awards as stock-based compensation expense over the service and or performance periods based upon its determination of whether it is probable that the service and or performance conditions will be achieved. The Company assesses the probability of achieving the service and our performance conditions at each reporting period. Cumulative adjustments, if any, are recorded to reflect subsequent changes in the estimated or actual outcome of service and or performance-related conditions.

At March 31, 2023, unrecognized compensation cost for RSU awards granted totaled $6.4 million, which was expected to be recognized over a weighted-average period of 2.9 years.

16.
Income Taxes

The Company recorded a provision of $0.0 million during the three months ended March 31, 2023 and March 31, 2022, respectively. The provision recorded differs from the US statutory rate of 21% for the three months ended March 31, 2023 and March 31, 2022 primarily due to the valuation allowance recorded against the net operating losses and deferred tax assets.

The Company continues to evaluate the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is not more likely than not that the Company will recognize the benefits of the net deferred tax assets. Therefore, a full valuation allowance has been recorded against the balance of net deferred tax assets in the United States as of three months ended March 31, 2023.

17.
Earnings (Loss) per Share

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	For the three months ended March 31,
	2023	2022
Numerator:
Net loss	$(5,146)	$(5,703)
Accretion of redeemable convertible preferred stock to redemption value	—	(37,934)
Accretion of noncontrolling interest put option to redemption value	—	(88)
Income allocated to noncontrolling interest holder	(100)	—
Net loss attributable to common stockholders	$(5,246)	$(43,725)
Denominator:
Weighted average common shares outstanding, basic and diluted	73,329,309	62,743,154
Net loss per share, basic and diluted	$(0.07)	$(0.70)

The Company’s potential dilutive securities, which include stock options, RSUs, warrants and earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. The Company excluded the following potential common stock, presented based on amounts outstanding at March 31, 2023 and 2022 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	March 31,
	2023	2022
Options and RSUs to acquire common stock	16,881,549	16,881,549
Warrants on common stock	48,421,412	24,333,365
Earnout shares	—	—
Total	65,302,961	41,214,914

Total potentially dilutive common share equivalents for the three months ended March 31, 2023, excludes 23,482,845 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

18.
Commitments and Contingencies

Operating Leases

In June 2019, the Company entered into an operating lease agreement with PureTech Health LLC, or PureTech, for office space located in Boston, Massachusetts. The lease expires in August 2025, with total lease payments of $3.2 million over the term. The Company also has operating leases for certain storage and equipment with various terms expiring in 2027. The remaining weighted average noncancelable term of the Company’s operating leases was 2.5 years at March 31, 2023, and the weighted average discount rate was 5.2%.

The following table summarizes the Company's operating lease activity (in thousands):

	For the three months ended March 31,
	2023	2022
Lease liabilities, current	587	548
Lease liabilities, non-current	835	1,374
Total operating lease liabilities	$1,422	1,922
Operating lease rental expense	$184	$131

Future maturities of the lease liability under the Company’s noncancelable operating leases at March 31, 2023 are as follows (in thousands):

Remaining 2023 maturities	504
2024	583
2025	391
2026	38
2027	18
More than 5 years	-
Total undiscounted lease maturities	$1,534
Imputed interest	(112)
Total lease liability	$1,422

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

One S.r.l

Under the amended and restated master agreement with One, the Company is required to pay a 2.0% royalty on net product sales and an aggregate of €17.5 million (approximately $19.0 million at March 31, 2023) upon the achievement of certain commercial milestones of new medical indications as well as Plenity and pay royalties on net product sales and/or a percentage of sublicense income. At March 31, 2023, none of the milestones have been met.

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

19.
Related Party Transactions

The Company had the following transactions with related parties:

PureTech

In June 2019, PureTech executed a sublease agreement with the Company (see Note 18). With respect to the sublease, the Company incurred lease expense of less than $0.1 million and approximately $0.1 million during the three months ended March 31, 2023 and 2022, respectively, recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company incurred royalty expense of $0.1 million and $0.2 million in connection with the PureTech royalty agreement (see Note 18) during the three months ended March 31, 2023 and 2022, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable balance to PureTech of $0.4 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively, in the accompanying condensed consolidated balance sheets.

On July 25, 2022, the Company issued a convertible promissory note to PureTech in the principal amount of $15.0 million (see Note 11). At March 31, 2023 and December 31, 2022, the outstanding balance was $13.6 million and $16.6 million, respectively, recorded at fair value in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized a gain of $2.9 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

On February 21, 2023, the Company entered into the February 2023 NPA with gross proceeds of $5.0 million (see Note 11), pursuant to which the Company issued a short-term convertible senior secured note in the aggregate principal amount of $5.0 million and warrants to purchase 23,688,047 shares of Common Stock. The warrants have an exercise price of $0.2744 and may not be exercised prior to the receipt of stockholders' approval. At March 31, 2023, the outstanding balance of the convertible senior secured note was $3.4 million, recorded at fair value in the accompanying condensed consolidated balance sheets. During the three months ended

March 31, 2023, the Company recognized a loss of $0.1 million with respect to the change in fair value of the convertible senior secured note on the accompanying condensed consolidated statements of operations.

SSD2

On July 25, 2022, the Company issued a convertible promissory note to SSD2, LLC in the principal amount of $5.0 million (see Note 11). At March 31, 2023 and December 31, 2022, the outstanding balance was $4.5 million and $5.5 million, respectively, recorded at fair value in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized a gain of $1.0 million with respect to the change in fair value of the convertible promissory notes on the accompanying condensed consolidated statements of operations.

One S.r.l

Consulting Agreement with Founder of One

The Company and one of the founders of One, who is also a stockholder of the Company, entered into a consulting agreement for the development of the Company's science and technology. The Company incurred costs for consulting services received from the founder of One totaling less than $0.1 million during each of the three months ended March 31, 2023 and 2022, respectively, recorded in research and development expense in the accompanying condensed consolidated statements of operations. The Company recorded an accounts payable balance to the founder of less than $0.1 million at both March 31, 2023 and December 31, 2022, respectively, in the accompanying condensed consolidated balance sheets.

Acquisition of One

In connection with the amended and restated master agreement with One (see Note 10), the Company acquired a 10.0% equity interest in One in exchange for cash consideration. The Company had remaining undiscounted payments of €2.5 million due to One at March 31, 2023 and December 31, 2022 (approximately $2.7 million due to One at March 31, 2023 and December 31, 2022), respectively. The balance at March 31, 2023 was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months.

Additionally, the Company incurred royalty expense of less than $0.1 million and approximately $0.1 million with One (see Note 18) during the three months ended March 31, 2023 and 2022, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accrued expense balance of $0.1 million at March 31, 2023 and an accrued expense balance of less than $0.1 million at December 31, 2022, respectively, related to royalties in the accompanying condensed consolidated balance sheets.

RIF Transaction

In connection with the RIF transaction entered into in August 2020, the Company received $12.3 million from RIF as an equity investment that can be called by the Company beginning in December 2023 and ending in December 2026 by paying the investment plus 15.0% percent annual interest or put by RIF starting in January 2027 and ending in December 2027 for the investment amount plus 3.175% percent annual interest. RIF holds approximately 20% of the equity of Gelesis S.r.l. at December 31, 2021 (see Note 10). In addition, the shareholders of RIF provided the Company with a loan for $16.3 million with a fixed interest rate of 6.35% per annum (see Note 11).

20.
Subsequent Event(s)

On April 2, 2023, the Company received a non-binding indication of interest from PureTech to acquire all of the outstanding capital stock of the Company for $0.21 per share, payable in shares of PureTech. The terms of any potential agreement between the Company and PureTech would be contingent upon certain conditions, including approval by PureTech’s board of directors and a special committee of the Company’s board of directors and negotiation of definitive transaction documents. The indication of interest also contains a non-binding offer to provide up to an additional $5.0 million of convertible senior secured note financing to fund day-to-day operations of the Company, the terms of which are to be negotiated and determined. The Company is currently evaluating this PureTech offer as well as various strategic alternatives in consultation with its financial and legal advisors.

On April 10, 2023, the NYSE Regulation reached its decision to delist the Company's common stock because the Company had fallen below the NYSE's continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15.0 million. The Company did not appeal the delisting determination. As of April 10, 2023, the NYSE Regulation reached a decision to delist the Company’s common stock and subsequently the Company’s commons stock was delisted from NYSE on April 26, 2023. Commencing April 11, 2023, the Company's stock is traded in the over-the-counter ("OTC") markets. The Company will continue to make all required filings with the SEC and remains subject to all SEC rules and regulations applicable to reporting companies under the Securities Exchange Act of 1934, as amended.

On May 1, 2023, the Company and PureTech Health LLC, the Initial Investor, amended the Note and Warrant Purchase Agreement (the “Amendment”) dated February 21, 2023 (the “Original NPA”). Pursuant to this Amendment, for a cash purchase price of $2.0 million, the Initial Investor waived the certain conditions contained in the Original NPA and (i) the Notes Issuers issued to the Initial Investor Additional Notes in the aggregate principal amount of $2.0 million (the “First Issuance of Additional Notes”) and (ii) the Company issued to the Initial Investor additional warrants to purchase up to 192,307,692 shares of Common Stock, at an exercise price of $0.0182 (the “New Warrant”). Additionally, as a result of the delisting from the NYSE, the Initial Warrant was amended (the “Amended Warrant”) to provide that the exercise thereof is no longer subject to the approval of the Company’s stockholders, and the conversion of the Notes issued pursuant to the Original NPA, are no longer subject to the approval of the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Gelesis” refer to Gelesis Holdings, Inc. and its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with (i) the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including, but not limited to, those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and those set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 28, 2023, actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our first commercial product, Plenity, received de novo clearance from the FDA on April 12, 2019 to aid in weight management in adults with excess weight or obesity, Body Mass Index (BMI) of 25 to 40 kg/m2, when used in conjunction with diet and exercise. In January 2023, we submitted a premarket notification, or 510(k), to the FDA to change Plenity from prescription-only to over-the-counter, or OTC, in the United States and anticipate the FDA's decision on our 510(k) submission by the third quarter of 2023. We believe Plenity’s advantages are its differentiated safety-to-efficacy profile, broad approved labeling, and affordability to the consumer. Accordingly, we believe making Plenity available OTC could make Plenity more accessible to people struggling with excess weight, reduce costs associated with acquiring new members as well as allow us to reduce costs associated with the prescription granting process, while also enabling new sales channels for us.

Our product pipeline also includes multiple other potential therapeutic candidates for common chronic conditions affected by gut health that are currently in clinical and preclinical testing, including type 2 diabetes, NAFLD, NASH, and FC, all based on our hydrogel technology.

Since our inception, we have devoted our resources to business planning, developing proprietary superabsorbent hydrogel manufacturing know-hows and technologies, preclinical and clinical development, commercial activities, recruiting management and technical staff and raising capital. We have funded our operations to date through proceeds from the issuance of redeemable convertible preferred stock, license and collaboration agreements, long-term loans, and government grants. We have incurred significant operating losses to date. Our net losses were $5.1 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $327.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

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

As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents, plus the $2 million proceeds pursuant to the Amendment to the Notes and Warrant Purchase Agreement with PureTech Health LLC (“PureTech”) dated as of May 1, 2023, and collection of accounts and grants receivable, are not sufficient to meet the Company’s current obligations, prior to considering any additional funding, and not at least twelve months beyond the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP, contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. See “—Liquidity and Capital Resources” for further information.

Recent Events

February 2023 Senior Secured Note and Warrant Purchase Agreement

On February 21, 2023, we entered into a Note and Warrant Purchase Agreement with PureTech (the “Original NPA”), pursuant to which we issued a short-term convertible senior secured note ("Senior Secured Note") in the aggregate principal amount of $5.0 million and warrants to purchase 23,688,047 shares of our common stock. The warrants (“Initial Warrants”) have an exercise price of $0.2744. The Senior Secured Note bears interest at a rate of 12% per annum, and matures on July 31, 2023, unless earlier converted or the maturity is extended as described within the definitive agreements. We may issue up to an additional $5.0 million to PureTech upon mutual acceptance of our meeting certain conditions. The Senior Secured Note is secured by a first-priority lien on substantially all of our assets, including without limitation, intellectual property, regulatory filings and product approvals, clearances and trademarks worldwide (other than the equity interests in, and assets held by, Gelesis, S.r.l., our subsidiary located in Italy) and a pledge of 100% of the PureTech’s equity in us.

PureTech Non-binding Indication of Interest

On April 2, 2023, we received a non-binding indication of interest from PureTech to acquire all of our outstanding common stock for $0.21 per share, payable in shares of PureTech. In response, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to evaluate the proposal as well as to consider possible strategic alternatives. The terms of any potential agreement between us and PureTech would be contingent upon certain conditions, including approval by PureTech’s board of directors and our Special Committee and negotiation of definitive transaction documents. The indication of interest also contained a non-binding offer to provide up to an additional $5.0 million of convertible senior secured note financing to fund day-to-day operations of the Company, the terms of which are to be negotiated and determined. On April 19, 2023, PureTech submitted a revised non-binding proposal to acquire all of the outstanding equity and equity-linked securities for an aggregate purchase price of $3.0 million in cash (the “April 19 Proposal”), pursuant to which PureTech indicated that it is prepared to provide up to an additional $1.5 million of senior secured financing to fund our day-to-day operations on previously proposed terms (with the conversion ratio and warrant coverage based on the implied per share value of the Revised Proposal), and is otherwise prepared to proceed on the terms previously agreed, including funding an additional $3.5 million of senior secured financing if the parties are able to enter into a signed definitive agreement by May 5, 2023, which date may be extended if the parties mutually agree that the parties are making reasonable progress towards completing the agreement. On April 27, 2023, based on our counterproposal dated April 19, 2023, PureTech further revised its non-binding proposal to acquire all of the outstanding equity and equity-linked securities held by unaffiliated investors for an aggregate purchase price of $3.5 million in cash (the “April 27 Proposal,” together with the April 19 Proposal, the “Revised Proposals”). On April 28, 2023, we indicated our intention to proceed with a transaction if $2 million is funded by PureTech on May 1, 2023. Such amount was funded on May 1, 2023, as described below. The Special Committee has been negotiating the terms with PureTech and believes such indication of interest and Revised Proposals could lead to a transaction that provides stockholders with immediate liquidity. The Special Committee has retained financial advisors to assist the board with market research, evaluation of PureTech’s proposals and any other proposal received or strategic alternatives that may be presented.

Amendment to the February 2023 Senior Secured Note and Warrant Purchase Agreement

On May 1, 2023, we amended the Note and Warrant Purchase Agreement dated February 21, 2023 with PureTech (the “Amendment”). Pursuant to this Amendment, for a cash purchase price of $2.0 million, the Initial Investor waived the certain conditions contained in the Original NPA and (i) the Notes Issuers issued to the Initial Investor Additional Notes in the aggregate principal amount of $2.0 million (the “First Issuance of Additional Notes”) and (ii) the Company issued to the Initial Investor additional warrants to purchase up to 192,307,692 shares of Common Stock, at an exercise price of $0.0182 (the “New Warrant”). Additionally, as a result of the delisting from the NYSE, the Initial Warrant was amended (the “Amended Warrant”) to provide that the exercise thereof is no longer subject to the approval of the Company’s stockholders, and the conversion of the Notes issued pursuant to the Original NPA, are no longer subject to the approval of the Company’s stockholders.

Delisting from NYSE

On April 10, 2023, the NYSE Regulation reached its decision to delist our common stock because we had fallen below the NYSE's continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million. We did not appeal the delisting determination. Subsequently commencing April 11, 2023, our common stock has been traded on the OTC Pink Market operated by the OTC Markets Group Inc. (the “OTC Market”). In connection with the delisting, on April 26, 2023, the NYSE filed a Form 25 with the SEC regarding the removal of shares of our Common Stock from listing and the withdrawal of the registration of our Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which became effective ten days thereafter. We will continue to make all required filings with the SEC and remain subject to all SEC rules and regulations applicable to reporting companies under the Exchange Act.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present not only significant opportunities for us but also pose risks and challenges, including those discussed below.

New Consumer Acquisition

Our ability to attract new consumers is a key factor for our future growth. To date we have successfully acquired consumers through our U.S. commercial launch in conjunction with the continued development of marketing and sales tactics. We intend to acquire new members in the United States by promoting Plenity directly to the consumer. However, in light of limited cash resources and to preserve liquidity, we suspended investments in broad awareness media and consumer acquisition and reduced spend in digital marketing while waiting for the FDA approval of our 510K submission to switch Plenity from Rx to OTC. However, we continue to commercially make Plenity available to consumer through one of two channels:

•
Telehealth: We continue to partner with a leading telehealth platform in the United States, providing convenient and immediate access to physicians online at no cost. Pursuant to an amended and restated agreement, we have granted Ro exclusive distributor rights to sell Plenity in the United States with respect to (i) consumers who seek an on-line consultation through myplenity.com in the United States and (ii) certain named competitors and or third parties.
•
Health Care Providers: To support prescription fulfillment for our non-telehealth tradition HCP promotional efforts, we continue to engage GoGoMeds (“GGM”), to distribute all non-telehealth mail order prescriptions generated in the United States by health care providers.

Retention of Consumers

Our ability to retain consumers is a key factor in our ability to generate revenue. We expect our direct home delivery, simple and transparent pricing, and consumer engagement to enhance the experience of our consumers and promote recurring revenue. If consumer retention decreases in the future, then future revenue will be negatively impacted. The ability of our consumers to continue to pay for our products and services will also impact the future results of our operations.

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
•
CMS: In Greater China (including Mainland China, Hong Kong, Macau, and Taiwan), Singapore and United Arab Emirates, Brunei, Myanmar, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Thailand and Vietnam, we partner with China Medical System Holdings Limited (CMS) (HKG:0867) for the commercialization of Plenity.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business (dollar amounts in thousands except where noted):

	For the Three Months Ended March 31,
	2023	2022
In thousands	(Unaudited)	(Unaudited)
New members acquired	7,937	40,400
Units sold	28,623	114,570
Product revenue, net	1,753	7,514
Average selling price per unit, net	$61.24	$65.58
Gross profit	516	2,601
Gross margin	29.4%	34.6%

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

Product revenue, net

See elsewhere in this discussion and analysis under the heading “Key Components of Results of Operations — Product revenue, net”.

Average selling price per unit, net

Average selling price per unit, net is the gross price per unit sold during the period net of estimates of per unit variable consideration for which reserves are established for expected product returns, shipping charges to end-users, pharmacy dispensing and platform fees, merchant and processing fees, and promotional discounts offered to end-users. See “— Critical Accounting Policies and Significant Judgments and Estimates” below and the “Revenue Recognition” section of Note 2 in the accompanying Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a more detailed discussion of our revenue recognition policy.

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

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

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

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
	2023	2022
In thousands	(Unaudited)	(Unaudited)
Adjusted EBITDA
Net loss	$(5,146)	$(5,703)
Provision for income taxes	16	—
Depreciation and amortization	2,576	1,586
Stock based compensation expense	2,091	13,989
Change in fair value of earnout liability	(563)	(33,869)
Change in fair value of warrants	(130)	(3,484)
Change in fair value of convertible promissory notes	(4,959)	156
Change in fair value of One S.r.l. call option	(536)	258
Interest expense, net	891	135
Adjusted EBITDA	$(5,760)	$(26,932)

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

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Any reference in this discussion and analysis to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”).

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

Results of Operations

Comparison of the three months ended March 31, 2023 and March 31, 2022:

The following table summarizes our results of operations:

	For the Three Months Ended March 31,
	2023	2022	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$1,753	$7,514	$(5,761)
Total revenue, net	1,753	7,514	(5,761)
Operating expenses:
Costs of goods sold	1,237	4,913	(3,676)
Selling, general and administrative	8,287	37,706	(29,419)
Research and development	3,637	7,410	(3,773)
Amortization of intangible assets	567	567	—
Total operating expenses	13,728	50,596	(36,868)
Loss from operations	(11,975)	(43,082)	31,107
Other non-operating income (expense), net	6,845	37,379	(30,534)
Loss before income taxes	(5,130)	(5,703)	573
Provision for income taxes	16	—	16
Net loss	$(5,146)	$(5,703)	$557

Product revenue, net

We recognized product revenue, net of $1.8 million for the three months ended March 31, 2023, as compared to $7.5 million for the three months ended March 31, 2022, a decrease of $5.8 million or 77%. We sold 28,623 units at an average selling price per unit, net of $61.24 for the three months ended March 31, 2023, as compared to 40,400 units at an average selling price per unit, net of $65.58 for the three months ended March 31, 2022.

The decrease in units sold was primarily attributable to the suspension of broad media campaigns and reduced digital marketing efforts for prescription-based Plenity branding, while we anticipate the FDA approval of our OTC application by the third quarter of 2023. Activities associated with a full commercial launch of the prescription-based Plenity in the United States began in late 2021, followed by the first national broad awareness media campaign in February 2022.

Cost of goods sold

We recognized cost of goods sold of $1.2 million for the three months ended March 31, 2023, as compared to $4.9 million for the three months ended March 31, 2022, a decrease of $3.7 million or 75%. Depreciation as a component of cost of goods sold was $0.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cost of goods sold was primarily attributable to a decrease in units sold for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Gross profit was $0.5 million for the three months ended March 31, 2023, as compared to $2.6 million for the three months ended March 31, 2022. Gross margin was 29% for the three months ended March 31, 2023, as compared to 35% for the three months ended March 31, 2022. A decrease in gross margin was primarily due to higher fulfillment cost per unit shipped, driven by a decrease in sales volume during the three months ended March 31, 2023.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022	Change
In thousands
Selling and marketing expense	$2,339	$21,164	$(18,825)
General and administrative expense	4,191	7,618	(3,427)
Non-cash stock-based compensation expense	1,757	8,924	(7,167)
Total selling, general and administrative expense	$8,287	$37,706	$(29,419)

Our selling, general and administrative expense was $8.3 million for the three months ended March 31, 2023, as compared to $37.7 million for the three months ended March 31, 2022, a decrease of $29.4 million or 78%.

Selling and marketing expense decreased $18.8 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in selling and marketing expense was primarily attributable to the suspension of broad awareness media campaign and reduced digital marketing efforts for prescription-based Plenity during the three months ended March 31, 2023 compared to the same quarter in 2022.

Non-cash stock-based compensation expense decreased $7.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily attributable to the recording of a one-time compensation cost with respect to vested portion of the contingently issuable earnout shares pertaining to a business combination completed during the first quarter of 2022.

General and administrative expense decreased $3.4 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was attributable to professional and legal expenses incurred with respect to a business combination completed in the first quarter of 2022, as well as cost saving activities put in place between September 2022 and February 2023 to preserve liquidity.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022	Change
In thousands
GS200	$—	$7	(7)
GS300	—	136	(136)
GS500	—	75	(75)
Unallocated expenses
Other research and development expenses	3,303	2,127	1,176
Non-cash stock-based compensation expense	334	5,065	(4,731)
Total Research and development expense	$3,637	$7,410	$(3,773)

Our research and development expense was $3.6 million for the three months ended March 31, 2023, as compared to $7.4 million for the three months ended March 31, 2022, a decrease of $3.8 million, or 51%.

Non-cash stock-based compensation expense decreased $4.7 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease was primarily attributable to the recording of a one-time compensation cost with respect to vested portion of the contingently issuable earnout shares pertaining to a business combination completed during the first quarter of 2022.

The decline in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources. Other research and development expenses increased by $1.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily driven by an increase in allocation of facilities overhead to research and development.

Non-operating income (expense), net

The following table summarizes our non-operating income (expenses) for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022	Change
In thousands	(Unaudited)	(Unaudited)
Change in the fair value of earnout liability	$563	$33,869	$(33,306)
Change in the fair value of convertible promissory notes	4,959	(156)	5,115
Change in the fair value of warrants	130	3,484	(3,354)
Interest expense, net	(891)	(135)	(756)
Other income, net	2,084	317	1,767
Total non-operating income, net	$6,845	$37,379	$(30,534)

We recognized non-operating income, net of $6.8 million for the three months ended March 31, 2023, as compared to income, net of $37.4 million for the three months ended March 31, 2022, a decrease in income of $30.5 million. The income for the three months ended March 31, 2023 was primarily attributable to a gain of $5.0 million with respect to the change in the fair value of our convertible promissory notes outstanding and income of $2.1 million in Italian regional grants and investment tax credits.

The income for the three months ended March 31, 2022 was primarily attributable to a gain with respect to the change in fair value of our earnout liabilities of $33.9 million as well as income with respect to the change in fair value of our warrant liabilities of $3.5 million.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of equity and debt instruments, license and collaboration agreements, supply and distribution agreements, and government grants. As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $3.1 million. As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents and collection of accounts and grants receivable are not sufficient to meet our current obligations.

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

Future Liquidity Requirements

Due to limited available liquidity to fund operations, we implemented an alternative business plan, significantly curtailed our sales marketing as well as supply chain activities since the third and fourth quarter of 2022, reduced headcount and delayed certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We have sought out, and continue to seek out financing and other alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the sale of Plenity. We expect these actions will provide us with sufficient liquidity to manage short-term risk and uncertainty and (i) enable us to execute our alternative business plan, (ii) afford us time to access financing alternatives to provide for long-term liquidity and (iii) enable us to fund the continued commercialization of Plenity. See Part II, Item 1A, “Risk Factors — Our receipt of a written non-binding indication of interest from an affiliated strategic acquiror may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses depending on the outcome of such transaction process.” and “Risk Factors — If we are not successful in implementing an alternative business plan and/or raising additional capital in a timely manner, we may have insufficient cash and liquidity to pay operating expenses and other obligations. Any such event would have a material adverse effect on our business and financial condition.” in this Form 10-Q for more information regarding certain factors that may impact our liquidity and our ability to raise additional capital.

We will need substantial additional funding to support our continuing operations and pursue an OTC strategy upon receipt of an anticipated FDA approval in the third quarter of 2023. Until such time as we can generate revenue from product sales, if ever, we expect to finance our operations through issuance of additional equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	For the Three Months Ended March 31,
	2023	2022
In thousands
Cash (used in) provided by:
Operating activities	$(8,696)	$(35,183)
Investing activities	(224)	(1,963)
Financing activities	4,592	42,780
Effect of exchange rates on cash	19	(46)
(Decrease) increase in cash and cash equivalents	$(4,309)	$5,588

Cash used in operating activities

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2023, as compared to $35.2 million for the three months ended March 31, 2022. The decrease in outflows was primarily attributable to cost saving measures put in place since the second half of 2022, including reduction in research and development, supply chain, sales and marketing activities as well as the elimination of non-essential positions while we anticipate the FDA approval of our OTC submission by the third quarter of 2023.

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2023, as compared to $2.0 million for the three months ended March 31, 2022. The outflows were primarily attributable to $1.9 million in the purchase of property and equipment for the commercial manufacturing scale-up during the three months ended March 31, 2022. Cash used in investing activities was significantly reduced due to our need to preserve cash and the delay of our plan for additional manufacturing scale up was delayed until the FDA approval of our OTC submission is approved and we are able to successfully re-market Plenity in the OTC markets.

Cash provided by financing activities

Net cash provided by financing activities was $4.6 million for the three months ended March 31, 2023, as compared to $42.8 million for the three months ended March 31, 2022. The cash inflows for the three months ended March 31, 2023 was primarily attributable to the proceeds from the issuance of a short-term convertible senior secured note and warrants, partially offset by the repayments of term loans in Italy. The cash inflows for the three months ended March 31, 2022 was primarily attributable to net proceeds of $70.5 million received from the completion of a business combination in January 2022, which was partially offset by our repayment of convertible promissory notes also in January 2022, totaling $27.3 million.

Contractual Obligations and Commitments

For the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the

SEC on March 28, 2023. For further information on these commitments, please see Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Significant Judgments and Estimates

For the three months ended March 31, 2023, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023, other than those described in Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the risk factors set forth below, there have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K. You should consider all of such risks, together with the other information set forth in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K, before making a decision to invest in our securities. If any of these events occur, our business, financial condition and operating results may be adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Transactions with Pure Tech

Our receipt of a written non-binding indication of interest from an affiliated strategic acquiror may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted depending on the outcome of such transaction process.

On April 2, 2023, we received a written non-binding indication of interest from PureTech Health LLC (“PureTech”) (Nasdaq: PRTC, LSE: PRTC) to acquire all of the outstanding capital stock of the Company, payable in shares of PureTech, at a premium to the then current market prices. In response, our board of directors formed a special committee consisting solely of our independent directors (“Special Committee”) to evaluate the proposal as well as to consider possible strategic alternatives. On April 19, 2023, PureTech submitted a revised non-binding proposal to acquire all of the outstanding equity and equity-linked securities for an aggregate purchase price of $3.0 million in cash (the “April 19 Proposal”), pursuant to which PureTech indicated that it is prepared to provide up to an additional $1.5 million of senior secured financing to fund our day-to-day operations on previously proposed terms (with the conversion ratio and warrant coverage based on the implied per share value of the Revised Proposal), and is otherwise prepared to proceed on the terms previously agreed, including funding an additional $3.5 million of senior secured financing if the parties are able to enter into a signed definitive agreement by May 5, 2023, which date may be extended if the parties mutually agree that the teams are making reasonable progress towards completing the agreement. On April 27, 2023, based on our counterproposal dated April 19, 2023, PureTech further revised its non-binding proposal to acquire all of the outstanding equity and equity-linked securities held by unaffiliated investors for an aggregate purchase price of $3.5 million in cash (the “April 27 Proposal,” together with the April 19 Proposal, the “Revised Proposals”). On April 28, 2023, we indicated our intention to proceed with a transaction if $2 million is funded by PureTech on May 1, 2023. The Special Committee has been negotiating the terms with PureTech and believes such indication of interest and Revised Proposals could lead to a transaction that provides stockholders with immediate liquidity. The Special Committee has retained financial advisors to assist the board with market research, evaluation of PureTech’s proposals and any other proposal received or strategic alternatives that may be presented.

As of the date of this Quarterly Report on Form 10-Q, we have not entered into a definitive agreement with respect to the sale of the Company to PureTech. Discussions and negotiations with PureTech with respect to the terms of a potential transaction remain ongoing. On May 1, 2023, we issued $2 million aggregate principal amount of convertible notes to PureTech and warrants to purchase 192,307,692 shares of Common Stock. Such notes and the accompanying warrants were issued in order to obtain bridge financing to help us continue operations for at least one month to preserve as much of the value of the Company as possible as we continue to negotiate a potential transaction with PureTech and explore other opportunities including under the go shop, with the expectation that the acquisition in such a transaction by PureTech of securities held thereby or by affiliates thereof would not reduce the consideration payable to other stockholders of the Company.

There can be no assurance that the indication of interest will eventually lead to a binding offer with terms acceptable to all parties. Even if a binding offer is accepted, a transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence and other conditions are not completed satisfactorily or within specified time frames. If a transaction with PureTech is not completed, the convertible notes and warrants would be highly dilutive to the other stockholders of the Company. In addition, we would need to obtain additional debt or equity financing to continue its operations. We have experienced significant difficulties raising capital from sources other than PureTech since the completion of the Business Combination. To the extent the trading price of our common stock reflects a market assumption that a transaction will be completed, our stock price could be adversely impacted if a transaction does not take place. Additionally, we are subject to a number of other risks during this time associated with the indication of interest by the strategic acquiror. Particularly, the board’s and management’s attention could be diverted from normal business operations to focus on the potential transaction and we could incur significant advisory and legal costs related to evaluating the proposal, all of which could adversely impact financial results. Further, as a result of the potential for a future transaction, we may not be able to retain key personnel, who may be uncertain about their future roles. Moreover, we may experience difficulty in attracting or retaining personnel across all areas of the business due to the uncertainty related to this matter.

The dilutive nature of the financing transactions with PureTech could result in PureTech’s ownership of the vast majority of our outstanding Common Stock and limited proceeds of an acquisition for other stockholders.

Since inception, we have financed our operations from the issuance of equity and debt instruments and have engaged in multiple financing transactions with PureTech. As of the date of this Quarterly Report on Form 10-Q, we have issued, and PureTech holds, 16,727,582 shares of Common Stock, options to purchase up to 155,520 shares of Common Stock, notes in the aggregate principal amount of $37 million, which are convertible into 128,524,707 shares of Common Stock, and warrants to purchase 216,211,947 shares of Common Stock, which warrants are immediately exercisable. If PureTech elects to convert all the notes and exercise all the warrants, PureTech would hold 361,619,756 shares of Common Stock, or approximately 86.5% of the Company. As a result, the dilution caused by PureTech’s ownership interests could result in PureTech’s ownership of the vast majority of our outstanding shares of Common Stock and the proceeds of any acquisition of us by a third-party. In such a scenario, other stockholders would only receive a small portion of the proceeds of any such transaction.

Risks Related to Ownership of Our Common Stock

An active trading market for our Common Stock may never develop or be sustained, which may make it difficult to sell the shares of our Common Stock you purchase.

Our Common Stock is currently traded in the OTC Market (as defined below) and not listed on a securities exchange. The trading volume of securities in the OTC Market is typically much lower than on a securities exchange. An active trading market for our Common Stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of our Common Stock at an attractive price (or at all). The market price of our Common Stock may decline below your purchase price, and you may not be able to sell your shares of our Common Stock at or above the price you paid for such shares (or at all).

The NYSE has delisted our public warrants and our Common Stock from trading on its exchange, which has and could limit investors’ ability to make transactions in our Common Stock and subject us to additional trading restrictions.

Our Common Stock was listed on the NYSE, but as a result of our failure to maintain the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million under Section 802.01B of the NYSE Listed Company Manual, on April 10, 2023, our Common Stock was delisted from NYSE. On April 11, 2023, our Common Stock began trading on the OTC Pink Market operated by the OTC Markets Group Inc. (the “OTC Market”) On April 26, 2023, the NYSE filed the Notification of Removal From Listing and Registration Under 12(b) of the Securities

Exchange Act of 1934 with the SEC. Our warrants were also previously delisted from the NYSE.

Delisting from the NYSE has made trading our Common Stock and warrants more difficult for investors, potentially leading to declines in the trading price of our securities and liquidity and other material adverse consequences including:

•
limited availability of market quotations for our securities;
•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

•
a limited amount of analyst coverage;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
loss of confidence by shareholders, employees, and business partners.

We do not now, and are not expected to in the foreseeable future, meet the listing standards of the NYSE or any other national securities exchange. We can provide no assurance that our Common Stock or warrants will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our ordinary shares on the OTC Market, whether the trading volume of our Common Stock or warrants will be sufficient to provide for an efficient trading market or whether quotes for our Common Stock or warrants will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our Common Stock or warrants.

The price of our Common Stock has been, and may continue to be, volatile, and you could lose all or part of your investment.

Our Common Stock is currently quoted for public trading on the OTC Market under the symbol “GLS.” The market price and trading volume of our Common Stock has been, and may continue to be, highly volatile and the price of our Common Stock has declined substantially. To date, the closing price of our Common Stock has fluctuated from a high of $10.78 on February 9, 2021 to a low of $0.01 per share on April 13, 2023. To date, daily trading volume ranged from approximately zero to 9,578,900 shares. Continued volatility in the market price and trading volume of our Common Stock could cause purchasers of our Common Stock to incur substantial losses. The market price and trading volume of our Common Stock could continue to remain volatile for many reasons, including in response to the risks described herein and in the other filings we make with the SEC, or for reasons unrelated to our operations, many of which may be beyond our control, such as:

•
our inability to raise funding and any corresponding reduction in our marketing efforts;
•
any delay or failure to achieve over the counter approval for Plenity;
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

The stock market, and biotechnology companies, in recent years, and during the COVID-19 pandemic in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. Continued declines in the market price of our Common Stock have, among other things, made it more difficult to raise capital on terms acceptable to us, or at all, and may make it difficult for our investors to sell their Common Stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in, or significant market price decline of, a company’s securities. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market prices.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTC Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (FINRA), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our Common Stock price.

Risks Related to Financial Position and Financing Needs

We are a commercial stage biotherapeutics company, but to date we have generated limited product sales. We have incurred significant operating losses since our inception and anticipate that we will continue to incur continued losses for the next several years.

We are a commercial stage biotherapeutics company and to date we have funded our operations through proceeds from collaborations,

the issuance of common stock and convertible preferred stock, the issuance of convertible and non-convertible debt and non-dilutive grants received from government agencies. We have incurred losses in each year since our inception, other than fiscal year 2013. Our net losses were $5.1 million and $55.8 million for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $327.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to incur increasing levels of operating losses over at least the next several years. We expect to continue to incur significant sales and marketing expenses and additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with commercializing Plenity and developing any future product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate product sales. To date, we have generated limited product sales of Plenity, and we do not know when or if we will generate meaningful product sales from Plenity. Our ability to generate product sales depends on a number of factors, including, but not limited to, our ability to:

•
commercialize Plenity by achieving over the counter approval and entering into collaborations with third parties;
•
achieve market acceptance of Plenity in the medical community and with patients, many of whom could be required to pay out-of-pocket for Plenity; and

•
supplement our commercial scale to meet demand in a facility owned or leased by us or by a strategic collaboration partner or third-party manufacturer.

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

We implemented an alternative business plan, prioritizing over the counter approval and expenses related to such regulatory pathway, short-term working capital needs, and delaying certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We reduced and optimized investments in sales and marketing, prioritizing investments in high return and high exposure mediums. We have sought out an alternative regulatory path and alternative commercial arrangements or geographic distribution partnerships to facilitate the commercial launch of Plenity. These changes to the execution of our business plan may impact the growth of Plenity sales and the pace of acquisition and retention of consumers. We may need to raise additional capital to fund our operations and our alternative business plan. There can be no assurance that we will be successful in implementing this strategy or obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure.

We believe our current cash and cash equivalents will not be sufficient to fund our business for the next twelve months from the date of the unaudited consolidated financial statements included elsewhere in this Form 10-Q, raising substantial doubt about our ability to continue as a going concern.

As of March 31, 2023, our cash and cash equivalents was $3.1 million. Based on our current operating plan, considering the aggregate proceeds from the post-period issuance of the convertible notes in the aggregate principal amount of $2 million to PureTech in May 2023, we expect that our existing cash and cash equivalents and collection of accounts and grants receivable, are not sufficient to meet the Company’s current obligations, and not at least twelve months beyond the date of issuance of the unaudited consolidated financial statements included elsewhere in this Form 10-Q without generating positive cash flows through increased revenue and by raising additional capital from outside sources. In addition, we anticipate that this extension of our cash runway will only be achievable with a continued reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than is currently expected. As stated above, if we are unable to obtain additional funding on a timely basis, or at all, we may be required to significantly curtail, delay or discontinue our research or development programs or the commercialization of Plenity (including our marketing efforts) or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code, which could materially affect our business, financial condition and results of operations. There can be no assurance that we will be able to continue as a going concern.

Raising additional funding in the future may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity and debt offerings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in us will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. In addition, upon a payment default under any of our promissory notes we issued on July 25, 2022 and August 4, 2022 that is not cured after five days, (i) we will be required to issue certain warrants to the holder of such note, which the holder may then exercise for shares of our Common Stock and (ii) the holder of such notes will also have the option to convert the outstanding principal and accrued interest under such note into a number of shares of our Common Stock. Further debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt,

making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to Plenity, our intellectual property or future revenue streams or grant licenses on terms that are not favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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
10.1†

Note Purchase Agreement, dated February 21, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 23, 2023)

10.2	Form of the Convertible Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 23, 2023)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 23, 2023)
10.4†

Security and Pledge Agreement, dated February 21, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 23, 2023)

10.5†

Patent Security Agreement, dated February 21, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 23, 2023)

10.6†

Trademark Security Agreement, dated February 21, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 23, 2023)

10.7

Amendment No.1 to Note and Warrant Purchase Agreement, dated May 1, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 3, 2023)

10.8	Form of the Convertible Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 3, 2023)
10.9	Form of Amended Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 3, 2023)
10.10	Form of New Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on May 3, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

†	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

+ The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GELESIS HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Yishai Zohar
Yishai Zohar
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Elliot Maltz
Elliot Maltz
Chief Financial Officer (Principal Financial and Accounting Officer)