Form 10-Q
period 2023-06-30
GELESIS HOLDINGS, INC.
filed 2023-08-14
CIK 1805087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 73,335,110 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
SIGNATURES		52

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•
our ability to successfully complete the proposed merger with PureTech which is subject to a number of conditions, including, among others, the completion of the SEC’s review of the Company’s proxy statement in connection with the merger, the approval of the Company’s stockholders of the merger, certain closing conditions in the merger agreement as well as agreement between PureTech and certain noteholders of the Company;
•
our ability to raise financing in the future, if and when needed;
•
our ability to continue as a going concern;
•
our reliance on funding from PureTech under the convertible notes and the operating restrictions under the interim operating covenants in the merger agreement, including PureTech’s approval rights over our budgets;
•
our ability to achieve and maintain widespread market acceptance of Plenity, including building brand recognition and loyalty, increasing sales, and achieving commercial success;
•
the risk of potential delay in, or failure to achieve, over-the-counter approval for Plenity;
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

1

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
•
failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows; and
•
our ability to successfully protect against security breaches and other disruptions to our information technology structure

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,909	$7,412
Accounts receivable	799	1,233
Grants receivable	5,119	3,359
Inventories	5,688	6,865
Prepaid expenses and other current assets	5,163	4,627
Total current assets	24,678	23,496
Property and equipment, net	56,927	59,335
Operating lease right-of-use assets	1,202	1,520
Intangible assets, net	12,280	13,413
Other assets	788	5,560
Total assets	$95,875	$103,324
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including due to related party of $649 and $135, respectively	$9,052	$4,131
Accrued expenses and other current liabilities, including due to related party of $2,853 and $2,809, respectively	7,277	10,468
Deferred income	26,300	27,793
Operating lease liabilities	546	597
Convertible promissory notes, including due to related party of $24,376 and $22,082, respectively	28,327	27,403
Notes payable, including due to related party of $1,960 and $2,007, respectively at December 31, 2022	5,039	7,954
Total current liabilities	76,541	78,346
Deferred income	9,860	9,544
Operating lease liabilities	697	967
Notes payable, including due to related party of $13,973 and $13,659, respectively	27,266	25,342
Warrant liabilities	—	130
Earnout liability	—	563
Other long-term liabilities, including due to related party of $0 and $674, respectively	136	898
Total liabilities	114,500	115,790
Commitments and contingencies (Note 18)
Noncontrolling interest	12,905	12,590
Stockholders’ deficit:
Preferred stock, $0.0001 par value - 250,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value – 900,000,000 shares authorized at June 30, 2023 and December 31, 2022; 73,335,110 and 73,325,022 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	303,686	297,468
Accumulated other comprehensive income	339	104
Accumulated deficit	(335,562)	(322,635)
Total stockholders’ deficit	(31,530)	(25,056)
Total liabilities, noncontrolling interest, redeemable convertible preferred stock and stockholders’ deficit	$95,875	$103,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$1,107	$8,973	$2,860	$16,487
Total revenue, net	1,107	8,973	2,860	16,487
Operating expenses:
Costs of goods sold, including related party expenses of $44 and $359, respectively, and $115 and $659, respectively	498	4,786	1,735	9,699
Selling, general and administrative, including related party expenses of $127 and $125, respectively, and $255 and $250, respectively	7,456	32,450	15,743	70,156
Research and development, including related party expenses of $61 and $57, respectively, and $120 and $119, respectively	2,582	5,523	6,219	12,933
Amortization of intangible assets	567	566	1,133	1,133
Total operating expenses	11,103	43,325	24,830	93,921
Loss from operations	(9,996)	(34,352)	(21,970)	(77,434)
Change in the fair value of earnout liability	—	18,812	563	52,681
Change in the fair value of convertible promissory notes	2,672	—	7,631	(156)
Change in the fair value of warrants	—	2,600	130	6,084
Interest expense, net	(565)	(186)	(1,457)	(321)
Other income, net	208	613	2,292	930
Loss before income taxes	(7,681)	(12,513)	(12,811)	(18,216)
Provision for income taxes	—	—	16	—
Net loss	(7,681)	(12,513)	(12,827)	(18,216)
Accretion of Legacy Gelesis senior preferred stock to redemption value	—	—	—	(37,934)
Accretion of noncontrolling interest put option to redemption value	—	(85)	—	(173)
Income allocated to noncontrolling interest holder	—	—	(100)	—
Net loss attributable to common stockholders	$(7,681)	$(12,598)	$(12,927)	$(56,323)
Net loss per share attributable to common stockholders—basic and diluted	$(0.10)	$(0.17)	$(0.18)	$(0.83)
Weighted average common shares outstanding—basic and diluted	73,334,861	72,423,043	73,329,685	67,609,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,681)	$(12,513)	$(12,827)	$(18,216)
Other comprehensive loss:
Foreign currency translation adjustment	10	(426)	235	(564)
Total other comprehensive income (loss)	10	(426)	235	(564)
Comprehensive loss	$(7,671)	$(12,939)	$(12,592)	$(18,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Noncontrolling Interest	Legacy Gelesis Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$11,855	18,736,936	$311,594	2,410,552	$1	$(64,549)	$219	$(265,507)	$(329,836)
Accretion of Legacy Gelesis senior preferred stock to redemption value prior to Business Combination	—	—	37,934	—	—	(37,934)	—	—	(37,934)
Conversion of Legacy Gelesis convertible preferred stock into common stock upon Business Combination	—	(48,566,655)	(349,528)	48,566,655	—	349,528	—	—	349,528
Proceeds from Business Combination, net of issuance costs and assumed liabilities	—	—	—	17,399,440	6	70,472	—	—	70,478
Conversion of Legacy Gelesis preferred stock warrants into common stock warrants upon Business Combination	—	—	—	—	—	16,747	—	—	16,747
Recognition of earnout liability upon Business Combination	—	—	—	—	—	(58,871)	—	—	(58,871)
Assumed private placement warrant liability upon Business Combination	—	—	—	—	—	(8,140)	—	—	(8,140)
Stock based compensation expense	—	—	—	—	—	13,989	—	—	13,989
Exercise of warrants	—	—	—	176,126	—	4	—	—	4
Accretion of noncontrolling interest put option to redemption value	88	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	(239)	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	—	(5,703)	(5,703)
Balance at March 31, 2022	$11,704	(29,829,719)	—	68,552,773	$7	$281,246	$82	$(271,298)	$10,037
Stock based compensation expense	—	—	—	—	—	7,976	—	—	7,976
Issuance of common stock upon exercise of stock options	—	—	—	162,064	—	110	—	—	110
Accretion of noncontrolling interest put option to redemption value	85	—	—	—	—	—	—	(85)	(85)
Foreign currency translation adjustment	(702)	—	—	—	—	—	(426)	—	(426)
Net loss	—	—	—	—	—	—	—	(12,513)	(12,513)
Balance at June 30, 2022	$11,087	(29,829,719)	$—	68,714,837	$7	$289,332	$(344)	$(283,896)	$5,099

Balance at December 31, 2022	$12,590	(29,829,719)	$-	73,325,022	$7	$297,468	$104	$(322,635)	$(25,056)
Stock based compensation expense	—	—	—	—	—	2,091	—	—	2,091
Release of restricted stock units	—	—	—	7,566	—		—	—	—
Issuance of common stock warrants	—	—	—	—	—	1,297	—	—	1,297
Income allocated noncontrolling interest holder	100	—	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	—	—	—	(5,146)	(5,146)
Foreign currency translation gain	206	—	—	—	—	—	225	—	225
Balance at March 31, 2023	$12,896	(29,829,719)	$—	73,332,588	$7	$300,856	$329	$(327,881)	$(26,689)
Stock based compensation expense	—	—	—	—	—	2,384	—	—	2,384
Release of restricted stock units	—	—	—	2,522	—		—	—	—
Issuance of common stock warrants	—	—	—	—	—	446	—	—	446
Net loss	—	—	—	—	—	—	—	(7,681)	(7,681)
Foreign currency translation gain	9	—	—	—	—	—	10	—	10
Balance at June 30, 2023	$12,905	(29,829,719)	$—	73,335,110	$7	$303,686	$339	$(335,562)	$(31,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GELESIS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,827)	$(18,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,133	1,133
Reduction in carrying amount of right-of-use assets	322	265
Depreciation	3,509	1,440
Stock-based compensation	4,475	21,965
Unrealized loss on foreign currency transactions	(71)	672
Non-cash interest (income) expense	(325)	(3)
Change in the fair value of earnout liability	(563)	(52,681)
Change in the fair value of warrants	(130)	(6,084)
Change in the fair value of convertible promissory notes	(7,631)	156
Change in fair value of One S.r.l. call option	(677)	865
Change in fair value of interest rate swap contract	—	—
Changes in operating assets and liabilities:
Accounts receivable	434	(1,473)
Grants receivable	(1,691)	(1,078)
Prepaid expenses and other current assets	(473)	5,048
Inventories	1,149	(5,258)
Other assets	4,834	(536)
Accounts payable	4,977	11,486
Accrued expenses and other current liabilities	(2,737)	571
Operating lease liabilities	(325)	(263)
Deferred income	(1,372)	2,300
Other long-term liabilities	(90)	(81)
Net cash used in operating activities	(8,079)	(39,772)
Cash flows from investing activities:
Purchases of property and equipment	(242)	(5,067)
Net cash used in investing activities	(242)	(5,067)
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs	—	70,478
Principal repayment of notes payable	(1,585)	(1,119)
Repayment of convertible promissory notes	—	(27,284)
Proceeds from issuance of convertible promissory notes and warrants	10,350	—
Proceeds from exercise of share-based awards	—	110
Proceeds from exercise of warrants	—	4
Net cash provided by financing activities	8,765	42,189
Effect of exchange rates on cash	53	(406)
Net increase (decrease) in cash	497	(3,056)
Cash and cash equivalents at beginning of year	7,412	28,397
Cash and cash equivalents at end of period	$7,909	$25,341
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expense	$181	$1,027
Recognition of earnout liability	$—	$58,871
Recognition of private placement warrant liability	$—	$8,140
Supplemental cash flow information:
Interest paid on notes payable	$151	$181
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

The Company currently manufactures and markets Plenity® (the “Product”), which is based on a proprietary hydrogel technology. Plenity received a de novo clearance from the United States Food and Drug Administration (the “FDA”) on April 12, 2019 to aid in weight management when used in conjunction with diet and exercise. In 2020, the Company received its original Conformité Européenne (CE) certificate which allowed Plenity to be marketed as a medical device in Europe as well as the rest of the world where CE mark is acceptable. Plenity has been commercially available by prescription in the United States since May 2020. In January 2023, the Company made a 510 (k) submission to the FDA to switch Plenity from prescription (“Rx”) to over-the-counter (“OTC”).

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

Planned Merger

On June 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PureTech Health LLC, a Delaware limited liability company (“Parent” or “PureTech”) and Caviar Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, the Company will merge with and into Merger Sub (the “Merger”) with Merger Sub surviving the Merger as a wholly-owned subsidiary of Parent. Both the Parent and Merger Sub are subsidiaries of PureTech Health PLC, which beneficially owns 16,883,102 shares of Company’s common stock and 259,345,750 shares of the Company’s warrants.

The Merger is conditioned upon i) the Company obtaining a company stockholder approval as defined in the Merger Agreement, ii) the absence of a bankruptcy or insolvency proceeding or formal corporate action by the Company or its Subsidiaries to commence any such proceeding, iii) certain conditions related to the Company’s submission to the FDA, including that the Company shall not have received a “Not Substantially Equivalent” letter or a notice identifying any deficiencies from the FDA and with respect to such deficiencies, limitations on the costs and time frame to rectify them, iv) the receipt of certain amendments to agreements with certain lenders of the Company to restructure the terms of the applicable debt, and v) other customary closing conditions for a transaction of this type. The Company anticipates that at least one or more of these conditions will not be satisfied and will necessitate a waiver or amendment of the condition by PureTech. If the Merger is completed, each outstanding share of Company Common Stock (other than (i) shares held in the treasury of the Company, (ii) shares owned by Parent or any of its direct or indirect subsidiaries (including Merger Sub) immediately before the effective time of the Merger, (iii) shares of restricted Company Common Stock issued pursuant to the Business Combination Agreement (the “BCA”), dated as of July 19, 2021, by and among the Legacy Gelesis and CPSR, as amended and/or otherwise modified, and subject to all of the terms and conditions of the BCA in respect of the “Earn Out Shares” (“Earn Out Shares”) and (iv) shares held by Gelesis Stockholders will be converted automatically into and will thereafter represent only the right to receive $0.05664 in cash (the “Merger Consideration”), without interest and subject to applicable withholding taxes. Upon consummation of the Merger, the Company would become a subsidiary of the Parent and cease to be a publicly traded company.

In connection with entering into the Merger Agreement, and as described in Note 10, on June 12, 2023, the Company received $3.0 million from Parent through the issuance of convertible notes. The proceeds from this issuance of convertible notes are intended to provide the necessary funding required for the Company to continue its operations as a stand-alone entity through the consummation of the planned merger. Despite the planned Merger and funding provided by the issuance of convertible notes to Parent, the Company expects its cash on hand as of the date of the condensed consolidated financial statements and collection of accounts and grants receivable are not sufficient to meet the Company’s obligations for at least twelve months beyond the date of issuance of the condensed consolidated financial statements, and may not be sufficient to continue operations through the anticipated date of closing the Merger without additional bridge funding. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and updated, as necessary, in this report. In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company's financial position as of June 30, 2023, the results of its operations, non-controlling interest, redeemable convertible preferred stock and stockholders' deficit for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

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

3.
Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2023 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Interest rate swap contract (see Note 11)	$757	$—	$757	$—
Liabilities:
2022 convertible promissory notes (see Note 11)	20,114	—	—	20,114
2023 NPA ̶ Initial Close Note (see Note 11)	3,199	—	—	3,199
One S.r.l. call option (see Note 10)	—	—	—	—
Total liabilities measured at fair value	$23,313	$—	$—	$23,313

Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2022 (in thousands):

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Interest rate swap contract (see Note 11)	$800	$—	$800	$—
Liabilities:
2022 promissory notes (see Note 11)	27,403	—	—	27,403
Earnout liability (see Note 13)	563	—	—	$563
Private placement warrant liability (see Note 12)	130	—	—	130
One S.r.l. call option (see Note 10)	674	—	—	674
Total liabilities measured at fair value	$28,770	$—	$—	$28,770

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the six months ended June 30, 2023:

	Convertible Promissory Notes	One S.r.l. Call Option	Earnout Liability	Private Placement Warrant Liability
Balance at December 31, 2022	$27,403	$674	$563	$130
Issuance of convertible promissory notes	5,000	—	—	—
Transaction price allocated to warrant issuance	(1,459)	—	—	—
Changes in fair value	(7,631)	(678)	(563)	(130)
Foreign currency translation adjustment	—	4	—	—
Balance at June 30, 2023	$23,313	$—	$—	$—

There were no transfers into or out of level 3 instruments and/or between level 1 and level 2 instruments during the six months ended June 30, 2023. The fair value measurement of the convertible promissory notes, Legacy Gelesis preferred stock warrant liability, One Srl call option liability, earnout liability and private placement warrant liability utilized inputs not observable in the market and thus represents a Level 3 measurement.

4.
Product Revenue Reserve and Allowance

The Company sells the Product principally to a limited number of customers consisting of telemedicine and online pharmacies, that in turn resell the Product to consumers.

Revenue for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Roman Health Pharmacy LLC	$608	$6,916	$1,623	$13,415
GoGoMeds	496	2,057	1,157	3,072
CMS	—	—	77	—
Other	3	—	3	—
Total	$1,107	$8,973	$2,860	$16,487

Roman Health Pharmacy LLC (“Ro”)

Net product revenue recognized with respective to the Ro supply and distribution agreement was $0.6 million and $1.6 million for the three and six months ended June 30, 2023,and $6.9 million and $13.4 million for the three and six months ended June 30, 2022, respectively, in the accompanying condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the Company recorded a deferred income balance of $24.3 million and $25.9 million, respectively, in the accompanying condensed consolidated balance sheets representing customer prepayment available to be used for future Product purchases with respect to Ro.

GoGoMeds (“GGM”)

Net product revenue recognized with respect to Specialty Medical Drugstore, LLC, d/b/a/ GoGoMeds, or GGM distribution agreement was $0.5 million and $1.2 million for the three and six months ended June 30, 2023 and $2.1 million and $3.1 million for the three and six months ended June 30, 2022, respectively, in the accompanying condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the Company recorded an accounts receivable balance of $0.8 million and $1.1 million, respectively, prior to reserves and allowances, in the accompanying condensed consolidated balance sheets with respect to GGM.

CMS Bridging DMCC (“CMS”)

Net product revenue recognized with respect to the CMS licensing and collaboration agreements was $0.1 million for the three and six months ended June 30, 2023, respectively, in the accompanying condensed consolidated statements of operations. There was no product sales to CMS for the three and six months ended June 30, 2022.

Reserves and Allowances

The following table summarizes the activity in the product revenue reserve and allowances during the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$7	$238	$23	$82
Provision related to product sales	174	619	384	1,193
Credits and payments made	(177)	(736)	(403)	(1,154)
Balance at end of period	$4	$121	$4	$121

At June 30, 2023 and 2022, product related reserve and allowances comprised solely contractual adjustments owed to the Company’s telehealth and online pharmacy partners, which were netted to accounts receivable in the Company’s condensed consolidated balance sheets for the year. Through June 30, 2023, there had been no product related reserves or allowances owed to other parties, including the federal and state governments or their agencies.

5.
Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$8,781	$9,549
Work in process	4,434	4,695
Finished goods	5,395	5,955
Inventories, gross	18,610	20,199
Less: inventory reserves	(12,922)	(13,334)
Total inventories	$5,688	$6,865

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

As of June 30, 2023, the Company estimated that approximately $5.0 million finished goods, $4.3 million work-in-progress and $3.6 million raw material inventories wouldn’t be sold or utilized. Therefore, the Company recorded an aggregate $12.9 million excess and obsolescence inventory reserves as a component of inventories on the accompanying consolidated balance sheet as of June 30, 2023.

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$207	$314
Prepaid insurance	1,238	268
Prepaid contract research costs	72	189
Research and development tax credit	498	567
Value added tax receivable	825	2,036
Income tax receivable	208	203
Investment tax credit	2,115	1,050
Prepaid expenses and other current assets	$5,163	$4,627

7.
Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory and manufacturing equipment	$41,333	$29,944
Land and buildings	8,562	10,673
Leasehold improvements	1,553	1,525
Computer equipment and software	825	811
Capitalized software	232	232
Construction in process	15,687	24,287
Property and equipment – at cost	68,192	67,472
Less accumulated depreciation	(11,265)	(8,137)
Property and equipment – net	$56,927	$59,335

The Company owns and operates commercial manufacturing and research and development facilities in Italy, including a 51,000 square foot facility, which the Company expects to further expand to an 88,600 square foot facility, as well as approximately 12 acres of land, where the Company initiated construction activities for an additional 207,000 square foot facility. Both facilities are near the Town of Lecce in the Puglia region of Italy. Property and equipment classified as construction in process at June 30, 2023 and December 31, 2022 are related to the development of manufacturing lines that have not yet been placed into service at June 30, 2023 and December 31, 2022, respectively.

Depreciation expense was approximately $1.5 million and $3.5 million for the three and six months ended June 30, 2023 and $0.4 million and $1.4 million for the three and six months ended June 30, 2022, respectively.

8.
Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and related benefits	$1,741	$1,550
Accrued professional fees and outside contractors (including due to related party of $75 and $153, respectively)	560	3,521
Accrued property, plant and equipment additions	182	378
Accrued inventory and manufacturing expense	71	1,020
Unpaid portion of One S.r.l. equity acquisition (see Note 10)	2,778	2,656
Tax payables	548	543
Deferred legal fees	738	738
Accrued interest	659	62
Total accrued expenses	$7,277	$10,468

9.
Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Long-term tax liabilities	$136	$224
One S.r.l. call option (see Note 10)	—	674
Total other long-term liabilities	$136	$898

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

The following table represents amounts recognized on the consolidated statements of operations for the three months ended June 30, 2023 and 2022 in relation to the Puglia 1 Grant and Puglia 2 Grant (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
PIA 1 Grant income	$195	$204	$389	$409
Income attributable to R&D expense	18	18	36	36
Income attributable to investments in facilities and equipment	177	186	353	373
PIA 2 Grant Income	$56	$874	$393	$1,062
Income attributable to R&D expense (reclassification)	(51)	874	181	1,062
Income attributable to investments in facilities and equipment	107	—	212	—

The following table represents amounts recorded on the consolidated balance sheets at June 30, 2023 and December 31, 2022 in relation to the Puglia 1 Grant and Puglia 2 Grant (in thousands):

	June 30,	December 31,
	2023	2022
PIA 1 Grant
Grant receivable	$—	$3,237
Deferred income	4,693	5,001
Current portion of deferred income	777	771

PIA 2 Grant
Grant receivable	5,119	122
Long-term grant receivable	—	4,732
Deferred income	3,347	3,502
Current portion of deferred income	427	420

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

At June 30, 2023 and December 31, 2022, respectively, the remaining undiscounted payment obligations to One shareholders were included in accrued expenses in the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months. None of the future milestones under the amended and restated master agreement, have been met, or are deemed to be probable of being met, at the transaction date or at June 30, 2023 and December 31, 2022, respectively.

In conjunction with the 2020 One Amendment, the Company cancels its obligation to issue a warrant for redeemable convertible preferred stock in the 2019 One Amendment for additional commercial milestone consideration and a warrant to purchase common stock. Additionally, the Company granted One a contingent call option to buy back the 10% ownership that the Company acquired in the 2019 One Amendment at an exercise price of €6.0 million (approximately $6.6 million at June 30, 2023). The call option is only exercisable upon (1) a change of control or a deemed liquidation event by the Company, as defined, in the Company’s Restated Certification of Incorporation or (2) the date in which the Company’s current Chief Executive Officer is no longer affiliated with the Company in his capacity as either an executive officer or a member of the board of directors.

The One S.r.l. call option was recorded as a liability held at fair value at the date of issuance and is remeasured at each subsequent reporting date with changes in fair value recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Fair value is determined using a Black-Scholes option pricing model. The significant inputs used in estimating the fair value of call option liability include the estimated fair value of the underlying stock price, expected term, risk free interest rate, and expected volatility. The Company determined that the fair value of the One S.r.l. call at June 30, 2023 was de minimis, reflecting the expectations related to the closing of the pending merger described in Note 1. Accordingly, the valuation assumptions as of June 30, 2023 are not presented in the below fair value assumption table due to the assessment of de minimis value.

The following represents a summary of the changes to Company’s One S.r.l. call option liability during the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Balance at Beginning of Period	$141	$2,623	$674	$2,416
Change in fair value	(142)	607	(678)	865
Foreign currency translation gain	1	(168)	4	(219)
Balance at the End of Period	$—	$3,062	$—	$3,062

The following weighted average assumptions were used to determine the fair value of the One S.r.l. call option liability at December 31, 2022:

December 31,
2022
Expected term	4.0 years
Expected volatility	86.0%
Expected dividend yield	0.0%
Risk free interest rate	4.2%
Estimated fair value of ownership interest	$1,772
Exercise price of call option	$6,422

Research Innovation Fund (“RIF”) Financing

In August 2020, Gelesis S.r.l. entered into a loan and equity agreement with RIF, an investment fund out of the EU, whereby Gelesis S.r.l. received €10.0 million (approximately $10.9 million at June 30, 2023) from RIF as an equity investment and €15.0 million (approximately $16.3 million at June 30, 2023) as a loan with a fixed interest rate of 6.35% per annum (see Note 12). The equity investment can be called by the Company, beginning in December 2023 and ending in December 2026, by paying the investment plus 15% percent annual interest. If the Company does not exercise this call option, beginning in January 2027 and ending in December 2027, RIF may put the investment to the Company at a cost of the investment amount plus 3.175% percent annual interest. The loan has a termination date of December 31, 2030 and is repayable over 8 years starting 24 months subsequent to its issuance. Any unpaid principal and interest must be repaid upon exercise of the call option by the Company, or subsequent exercise of a put option by RIF. At June 30, 2023, RIF holds approximately 20% of the equity of Gelesis S.r.l.

The Company recorded the following noncontrolling interest components in the condensed consolidated statements of noncontrolling interest, redeemable convertible preferred stock and stockholders' deficit (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$12,590	$11,855
Accretion of put option	—	173
Income allocated to noncontrolling interest holder	100	—
Foreign currency translation adjustment	215	(941)
Balance at the end of period	$12,905	$11,087

11.
Debt

The Company’s non-convertible debt outstanding at June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30,	December 31,
	2023	2022
Italian Economic Development Agency Loan	$168	$331
Intesa Sanpaolo Loan 1	6,731	7,094
Intesa Sanpaolo Loan 2	4,989	5,352
Horizon 2020 Loan	360	389
RIF Shareholders Loan	16,328	16,055
UniCredit Loan	4,042	4,421
Total debt obligation	$32,618	$33,642
Unamortized loan discount and issuance costs	(313)	(346)
Total debt obligation carrying amount	$32,305	$33,296
Current portion	$5,039	$7,954
Long-term portion	$27,266	$25,342

Future maturities with respect to non-convertible debt outstanding at June 30, 2023 are as follows (in thousands):

At June 30, 2023
2023	3,016
2024	7,806
2025	5,390
2026	4,050
2027	4,032
More than 5 years	8,324
Total maturities	$32,618

2022 Promissory Notes

In the third quarter of 2022, the Company issued three term promissory notes in the aggregate principal amount of $25.0 million to existing investor CMS, and existing investors and related parties PureTech Health LLC and SSD2 LLC, for aggregate cash proceeds of $25.0 million. Each of the 2022 promissory notes is unsecured and bears interest at a rate of 15% per annum. Each promissory note matures on the earlier of (a) December 31, 2023 or (b) five (5) business days following a qualified financing. Upon a payment default under any promissory note that has not been cured after five days (i) the Company will be required to issue certain warrants to the holders as defined by the promissory note agreements and (ii) the holders will have the option to convert outstanding principal and accrued interest into a number of shares of Gelesis common stock as defined by the promissory note agreements.

At June 30, 2023 and December 31, 2022, the aggregate outstanding balance of the 2022 promissory notes was $22.6 million and $27.4 million recorded at fair value on the accompanying condensed consolidated balance sheet. During the three and six months ended June 30, 2023, the Company recognized a fair value gain of $2.5 million and $7.3 million relating to the 2022 promissory notes.

The following assumptions were used to determine the fair value of the 2022 promissory notes at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Expected term	6 months	1 year
Weighted average discount rate	123.7%	26.0%
Probability of repayment after qualified financing	—	50.0%
Probability of holder electing conversion option	—	50.0%
Probability of a business combination	90.0%	—
Probability of Company default	10.0%	—

2023 Senior Secured Note and Warrant Purchase Agreement (the “2023 NPA — Initial Close”)

On February 21, 2023, the Company entered into a Note and Warrant Purchase Agreement with PureTech (the “2023 NPA”), pursuant to which the Company issued a short-term convertible senior secured note (the “Initial Close Note”) in the aggregate principal amount of $5.0 million and warrants to purchase 23,688,047 shares of the Company’s common stock at an exercise price of $0.2744 (”Initial Warrant”). The Initial Close Note bears interest at a rate of 12% per annum, and its original maturity date was July 31, 2023. The Notes issued pursuant to the 2023 NPA are secured by a first-priority lien on substantially all assets of the Company, including without limitation, intellectual property, regulatory filings and product approvals, clearances and trademarks worldwide (other than the equity interests in, and assets held by, Gelesis, S.r.l.) and a pledge of 100% of PureTech’s equity in the Company.

The Initial Warrant issued pursuant to the 2023 NPA are indexed to the Company's own stock and met the derivative scope exception provided by ASC 810-0-15-74, therefore were recorded as change in additional paid-in-capital. Accordingly, the total 2023 NPA Initial Close proceeds of $5.0 million was allocated between the senior secured note and the warrants based on the relative respective fair value as of February 21, 2023. The Company determined that the allocated fair value of the warrants and the related deferred financing costs were $1.5 million and $0.2 million, respectively, based on the following Black-Scholes inputs as of February 21, 2023:

Market price of common stock	$0.28
Expected volatility	160%
Expected term (in years)	0.24
Risk-free interest rate	4.9%
Expected dividend yield	—

Accordingly, the allocated fair value of the Initial Close Note and the related deferred financing costs were $3.5 million and $0.4 million, respectively, as of February 21, 2023. The Company elected the fair value accounting option to account for the 2023 NPA Initial Close Note for the initial and subsequent measurements, and expensed the allocated deferred financing costs as non-cash interest expense due to the immaterial amount. The following assumptions were used to determine the fair value of the Initial Close Note at June 30, 2023 and the original issuance date of February 21, 2023:

	June 30, 2023	February 21, 2023
Expected term	0.75 year	0.4 year
Weighted average discount rate	113.8%	26.9%
Probability of repayment after qualified financing	—	—
Probability of holder electing conversion upon a business combination	90.0%	50.0%
Probability of Company default	10.0%	40.0%
Probability of holder electing conversion option upon other default events	—	10.0%

2023 NPA — Additional Closes

Amendment No. 1 to the 2023 NPA : On May 1, 2023, the Company and PureTech entered into an Amendment No.1 to the 2023 NPA (the “Amendment No. 1”), under which PureTech waived certain conditions and received (i) the convertible note in the aggregate principal amount of $2.0 million (the “Second Close Note”) and (ii) additional warrants to purchase up to 192,307,692 shares of the Company’s common stock at an exercise price of $0.0182 (the “Second Close Warrant”). Pursuant to the Amendment No. 1, the conversion of the Notes and the exercise of the Warrants pursuant to the NPA are no longer subject to the approval of the Company’s stockholders.

Limited Waiver to the 2023 NPA and Amendment No. 2 to the 2023 NPA: On May 26, 2023, the Company and PureTech entered into a Limited Waiver to the 2023 NPA (the “Waiver”), pursuant to which the PureTech waived certain conditions with respect to the Company’s issuance of $350,000 aggregate principal amount of convertible note (the “Amendment No. 2”). Pursuant to the Amendment No. 2 and the Waiver, the Company issued to PureTech Additional Notes with par value of $350,000 (the “Third Close Note”) and additional warrants to purchase up to 43,133,803 shares of the Company’s common stock at an exercise price of $0.0142 (the “Third Close Warrants”), for an aggregate cash purchase price of $350,000.

Bridge Note: In connection with the execution of the Merger Agreement described in Note 1, on June 12, 2023, the Company issued $3.0 million convertible note (the “Bridge Note”, or the “Forth Close” of the 2023 NPA) to PureTech for a cash price of $3.0 million. No concurrent warrant was issued to PureTech in connection with the Bridge Note.

Amendment No. 3 and Extension of Maturity Date of the 2023 NPA Notes: On June 28, 2023, the Company and PureTech entered into Amendment No. 3 to the 2023 NPA (“Amendment No. 3”), pursuant to which maturity date of all Notes issued pursuant to the 2023 NPA was extended to March 31, 2024.

Cash proceeds received as well as issuance costs incurred from the Second and Third Close were allocated between the respective Notes and Warrants based on their relative fair market values as of the closing date of May 1, 2023 and May 26, 2023, respectively. Based on the fair value analyses performed by an independent valuation firm, as of May 1, 2023, the Second Close Note and Warrant had an allocated price of $1.6 million and $0.4 million, respectively. As of May 26, 2023, the Third Close Note and Warrant had an allocated price of $0.3 million and less than $0.1 million, respectively. On June 12, 2023, the Bridge Note was issued at par value without any concurrent warrants. These Notes issued at Additional Close are recorded at their respective amortized costs.

At June 30, 2023, the aggregate carrying amount of the 2023 NPA Notes was $8.2 million, of which the Initial Close Note with principal amount of $5.0 million was recorded at fair value in the amount of $3.2 million, and the Additional Close Notes with aggregate principal amount of $5.35 million was recorded at amortized cost of $5.0 million on the accompanying condensed consolidated balance sheet. The Company recognized a fair market gain of $0.2 million and $0.3 million, non-cash interest expense and amortization of issuance costs of $0.2 million and $0.6 million with respect to the 2023 NPA notes for the three and six months ended June 30, 2023, respectively,

12.
Warrant Liabilities

The following represents a summary of the warrant liabilities activity during the six months ended June 30, 2023:

Private Placement Warrants
Balance at December 31, 2022	$130
Changes in fair value	(130)
Balance at June 30, 2023	$—

Private Placement Warrants

At June 30, 2023, there were 7,520,000 Private Placement Warrants outstanding exercisable at $11.50 per share for common stock at the same terms as the Public Warrants. However, the warrants will not be redeemable by the Company for cash so long as they are held by the initial stockholders or their permitted transferees. The initial purchasers of the Private Placement Warrants, or their permitted transferees, also have the option to exercise the Private Placement Warrants on a cashless basis. If Private Placement Warrants are held by holders other than the initial purchasers thereof or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The warrants were initially recorded at fair value with subsequent changes in fair value being recorded in the accompanying condensed consolidated statements of operations. The warrants at issuance and at June 30, 2023, were valued utilizing a modified Monte Carlo Simulation value model and significant unobservable Level 3 inputs.

The following weighted-average assumptions were used to determine the fair value of the Private Placement Warrant liability at December 31, 2022:

Private Placement Warrants
Expected term	4.0 years
Expected volatility	86.0%
Expected dividend yield	0.0%
Risk free interest rate	4.0%
Price of Gelesis Common Stock	$0.29
Exercise price of warrants	$11.50

The Company was notified by the NYSE Regulation in March 2023 that Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15.0 million. The NYSE reached its determination and publicly announced that the GLS common stock had been suspended from trading effective April 10, 2023. The Company’s common stock under the ticker symbol of GLS or GLSH were subsequently traded on the OTC markets ranging between $0.01 and $0.05 per share. As a result, the fair value of outstanding warrant liabilities was determined to be immaterial as of June 30, 2023.

13.
Earnout Liability

The following represents a summary of the earnout liability activity during the six months ended June 30, 2023:

Earnout Liability
Balance at December 31, 2022	$563
Changes in fair value	(563)
Balance at June 30, 2023	$—

At Business Combination close and at June 30, 2023, there were 18,758,241 earnout shares unissued and unvested. At June 30, 2023, none of the triggering events had been met.

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

The Company's common stock under the ticker symbol of GLS or GLSH were suspended from trading on the NYSE effective April 10, 2023 and subsequently traded on the OTC markets ranging between $0.01 and $0.05 per share. Therefore, the fair value of outstanding earnout liabilities was determined to be immaterial as of June 30, 2023.

14.
Stockholders' Equity (Deficit)

Common Stock

The Company’s authorized capital stock consists of (a) 900,000,000 shares of common stock, par value $0.0001 per share; and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share. At June 30, 2023, there were 73,335,110 shares of common stock issued and outstanding.

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

At June 30, 2023, there were 13,800,000 Public Warrants outstanding.

Rollover Warrants

Immediately prior to the closing of the Business Combination, Legacy Gelesis redeemable preferred stock warrants were converted into Legacy Gelesis common warrants and were subsequently split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business

Combination and June 30, 2023, there were 1,836,429 and 1,660,303 warrants outstanding, respectively, with an exercise price of $0.02. During the three months ended March 31, 2022, 176,126 rollover warrants were exercised for proceeds of less than $0.1 million.

Immediately prior to the closing of the Business Combination, existing Legacy Gelesis common warrants were also split according to the exchange ratio of 2.59. Upon closing of the Business Combination, holders received shares of common stock of the Company on a one-to-one basis. At close of Business Combination and through June 30, 2023, respectively, there were 1,353,062 of these warrants outstanding with an exercise price of $4.26.

At June 30, 2023 and December 31, 2022 common stock reserved for future issuances was as follows:

	June 30,	December 31,
	2023	2022
Common stock issued upon option exercise and RSUs vesting	15,335,476	16,881,549
Conversion of all classes of redeemable convertible preferred stock	—	—
Issuances upon exercise of common stock warrants	283,862,907	24,733,365
Earnout shares	23,482,845	23,482,845
Total common stock reserved for future issuance	322,681,228	65,097,759

15.
Stock-Based Compensation

2021 Stock Option Plan

In January 2022, the Company's Board of Directors approved the 2021 Stock Option and Incentive Plan (the "2021 Plan"), which supersedes the 2016 Stock Option and Grant Plan and the 2006 Stock Incentive Plan and provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and restricted stock units to employees, directors, and nonemployees of the Company. The 2021 Plan was authorized initially to issue 9,583,570 shares, plus on January 1, 2023 and each January 1 thereafter, the number of shares of Stock reserved and available for issuance under the Plan shall be cumulatively increased by 4 percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31. Under the 2021 Plan, 7,375,070 shares remained available for issuance at June 30, 2023.

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

Stock-based compensation expense is summarized for employees and nonemployees, by category in the accompanying condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$209	$3,008	$543	$8,073
Selling, general and administrative	2,175	4,968	3,932	13,892
Total	$2,384	$7,976	$4,475	$21,965

Stock Option Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,798,479	$3.97	5.80	$25
Granted	—
Exercised	—
Forfeited - unvested	(158,733)	$4.02
Forfeited - vested	—
Expired	(999,070)	$4.12
Outstanding at June 30, 2023	11,640,676	$3.95	5.32	$—
Exercisable at June 30, 2023	9,827,923	$3.92	4.75	$—
Vested and Expected to Vest at June 30, 2023	11,640,676	$3.95	5.32	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the common stock. The total fair value of options vested during the three and six months ended June 30, 2023 was $1.0 million and $2.9 million, respectively.

At June 30, 2023, there was $4.1 million unrecognized compensation cost related to unvested stock option grants under the 2021 Plan, which was expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding and Unvested at December 31, 2022	4,083,070	$4.31
Granted	—
Vested	(10,088)	$8.26
Forfeited	(378,182)	$3.35
Outstanding at June 30, 2023	3,694,800	$4.39

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

At June 30, 2023, unrecognized compensation cost for RSU awards granted totaled $5.4 million, which was expected to be recognized over a weighted-average period of 2.7 years.
16.
Income Taxes

The Company recorded a provision of less than $0.1 million and $0.0 million during the six months ended June 30, 2023 and June 30, 2022, respectively. The provision recorded differs from the US statutory rate of 21% for the six months ended June 30, 2023 and June 30, 2022 primarily due to the valuation allowance recorded against the net operating losses and deferred tax assets.

The Company continues to evaluate the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is not more likely than not that the Company will recognize the benefits of the net deferred tax assets. Therefore, a full valuation allowance has been recorded against the balance of net deferred tax assets in the United States as of June 30, 2023 and December 31, 2022, respectively.

17.
Earnings (Loss) per Share

Basic and diluted loss per share attributable to common stockholders was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,681)	$(12,513)	$(12,827)	$(18,216)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(37,934)
Accretion of noncontrolling interest put option to redemption value	—	(85)	—	(173)
Income allocated to noncontrolling interest holder	—	—	(100)	—
Net loss attributable to common stockholders	$(7,681)	$(12,598)	$(12,927)	$(56,323)
Denominator:
Weighted average common shares outstanding, basic and diluted	73,334,861	72,423,043	73,329,685	67,609,838
Net loss per share, basic and diluted	$(0.10)	$(0.17)	$(0.18)	$(0.83)

The Company’s potential dilutive securities, which include stock options, RSUs, warrants and earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. The Company excluded the following potential common stock, presented based on amounts outstanding at June 30, 2023 and 2022 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	June 30,
	2023	2022
Options and RSUs to acquire common stock	15,335,476	20,000,493
Warrants on common stock	283,862,907	24,333,365
Earnout shares	—	—
Total	299,198,383	44,333,858

Total potentially dilutive common share equivalents for the three and six months ended June 30, 2023, excludes 23,482,845 shares related to the earnout liability as these shares are contingently issuable upon meeting certain triggering events.

18.
Commitments and Contingencies

Operating Leases

In June 2019, the Company entered into an operating lease agreement with PureTech Health LLC, or PureTech, for office space located in Boston, Massachusetts. The lease expires in August 2025, with total lease payments of $3.2 million over the term. The Company also has operating leases for certain storage and equipment with various terms expiring in 2027. The remaining weighted average noncancelable term of the Company’s operating leases was 2.3 years at June 30, 2023, and the weighted average discount rate was 5.4%.

The following table summarizes the Company's operating lease activity (in thousands):

	For the six months ended June 30,
	2023	2022
Lease liabilities, current	546	550
Lease liabilities, non-current	697	1,222
Total operating lease liabilities	$1,243	1,772
Operating lease rental expense	$376	$272

Future maturities of the lease liability under the Company’s noncancelable operating leases at June 30, 2023 are as follows (in thousands):

Remaining 2023 maturities	320
2024	565
2025	389
2026	38
2027	18
More than 5 years	-
Total undiscounted lease maturities	$1,330
Imputed interest	(87)
Total lease liability	$1,243

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

One S.r.l

Under the amended and restated master agreement with One, the Company is required to pay a 2.0% royalty on net product sales and an aggregate of €17.5 million (approximately $19.0 million at June 30, 2023) upon the achievement of certain commercial milestones of new medical indications as well as Plenity and pay royalties on net product sales and/or a percentage of sublicense income. At June 30, 2023, none of the milestones have been met.

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

19.
Related Party Transactions

The Company had the following transactions with related parties:

PureTech

In June 2019, PureTech executed a sublease agreement with the Company (see Note 18). With respect to the sublease, the Company incurred lease expense of approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2023, and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively, recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company incurred royalty expense of less than $0.1 million and $0.1 million in connection with the PureTech royalty agreement (see Note 18) during the three and six months ended June 30, 2023, and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable accrued expense balance to PureTech of $0.6 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively, in the accompanying condensed consolidated balance sheets.

On July 25, 2022, the Company issued a convertible promissory note to PureTech in the principal amount of $15.0 million (see Note 11). At June 30, 2023 and December 31, 2022, the outstanding balance was $12.1 million and $16.6 million, respectively, recorded at fair value in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recognized a gain of $1.6 million and $4.5 million with respect to the change in fair value of the 2022 convertible promissory notes on the accompanying condensed consolidated statements of operations.

Between February 2023 and June 2023, the Company entered into the 2023 NPA and amendments with aggregate gross proceeds of $10.4 million (see Note 11), pursuant to which the Company issued convertible senior secured notes in the aggregate par value of $10.4 million and warrants to purchase 259,129,542 shares of the Company’s common stock. The warrants have an exercise price ranging between $0.0142 and $0.2744 and may not be exercised prior to the receipt of stockholders' approval. At June 30, 2023, the outstanding balance of the 2023 NPA convertible senior secured notes amounted to an aggregate of $8.2 million on the accompanying condensed consolidated balance sheets. The Company recognized a gain of $0.2 million and $0.3 million for the three and six months ended June 30, 2023 with respect to the change in fair value, as well as interest and issuance cost amortization of $ 0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively, in the accompanying condensed consolidated statements of operations.

SSD2

On July 25, 2022, the Company issued a convertible promissory note to SSD2, LLC in the principal amount of $5.0 million (see Note 11). At June 30, 2023 and December 31, 2022, the outstanding balance was $4.0 million and $5.5 million, respectively, recorded at fair value on the accompanying condensed consolidated balance sheets. The Company recognized a gain of $0.5 million and $1.5 million with respect to the change in fair value of the convertible promissory notes in the accompanying condensed consolidated statements of operations.

One S.r.l

Consulting Agreement with Founder of One

The Company and one of the founders of One, who is also a stockholder of the Company, entered into a consulting agreement for the development of the Company's science and technology. The Company incurred costs for consulting services received from the founder of One totaling less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively, recorded in research and development expense in the accompanying condensed consolidated statements of operations. The Company recorded an accounts payable balance to the founder of less than $0.1 million at both June 30, 2023 and December 31, 2022, respectively, on the accompanying condensed consolidated balance sheets.

Acquisition of One

In connection with the amended and restated master agreement with One (see Note 10), the Company acquired a 10.0% equity interest in One in exchange for cash consideration. The Company had remaining undiscounted payments of €2.5 million due to One at June 30, 2023 and December 31, 2022 (approximately $2.7 million due to One at June 30, 2023 and December 31, 2022), respectively. The balance at June 30, 2023 and December 31, 2022 was recorded in accrued expenses on the accompanying condensed consolidated balance sheets as it is expected to be settled within the next twelve months.

Additionally, the Company incurred royalty expense of less than $0.1 million and $0.1 million with One (see Note 18) for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, recorded in cost of goods sold in the accompanying condensed consolidated statements of operations. The Company had an accounts payable and accrued expense balance of $0.1 million at June 30, 2023 and December 31, 2022, respectively, related to royalties on the accompanying condensed consolidated balance sheets.

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

Our first commercial product, Plenity, received de novo clearance from the FDA on April 12, 2019 to aid in weight management in adults with excess weight or obesity, Body Mass Index (BMI) of 25 to 40 kg/m2, when used in conjunction with diet and exercise. In January 2023, we submitted a premarket notification, or 510(k), to the FDA to change Plenity from prescription-only to over-the-counter, or OTC, in the United States and anticipate the FDA's decision on our 510(k) submission by the first quarter of 2024. We believe Plenity’s advantages are its differentiated safety-to-efficacy profile, broad approved labeling, and affordability to the consumer. Accordingly, we believe making Plenity available OTC could make Plenity more accessible to people struggling with excess weight, reduce costs associated with acquiring new members as well as allow us to reduce costs associated with the prescription granting process, while also enabling new sales channels for us.

Our product pipeline also includes multiple other potential therapeutic candidates for common chronic conditions affected by gut health that are currently in clinical and preclinical testing, including type 2 diabetes, NAFLD, NASH and FC, all based on our hydrogel technology.

Since our inception, we have devoted our resources to business planning, developing proprietary superabsorbent hydrogel manufacturing know-hows and technologies, preclinical and clinical development, commercial activities, recruiting management and technical staff and raising capital. We have funded our operations to date through proceeds from the issuance of redeemable convertible preferred stock, license and collaboration agreements, long-term loans, and government grants. We have incurred significant operating losses to date. Our net losses were $7.7 million and $12.8 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $335.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

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

As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents, and collection of accounts and grants receivable, are not sufficient to meet the Company’s current obligations, prior to considering any additional funding, and not at least twelve months beyond the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this

Quarterly Report. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP, contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. See “—Liquidity and Capital Resources” for further information.

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

Merger with PureTech

On June 12, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PureTech Health LLC, a Delaware limited liability company (“Parent”) and Caviar Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, we will merge with and into Merger Sub (the “Merger”) with Merger Sub surviving the Merger as a wholly-owned subsidiary of Parent. Both the Parent and Merger Sub are subsidiaries of PureTech Health PLC, which beneficially owns 16,883,102 shares of our common stock and 259,345,750 shares of our warrants.

The Merger is conditioned upon i) our obtaining stockholder’s approval, ii) the absence of a bankruptcy or insolvency proceeding or formal corporate action by us or our subsidiaries to commence any such proceeding, iii) certain conditions related to our submission to the FDA, including that we shall not have received a “Not Substantially Equivalent” letter or a notice identifying any deficiencies from the FDA and with respect to such deficiencies, limitations on the costs and time frame to rectify them, iv) the receipt of certain amendments to agreements with certain lenders of the Company to restructure the terms of the applicable debt, and v) other customary closing conditions for a transaction of this type. We anticipates that at least one or more of these conditions will not be satisfied and will necessitate a waiver or amendment of the condition by PureTech. If the Merger is completed, each outstanding share of our common stock (other than (i) shares held in our treasury, (ii) shares owned by Parent or any of its direct or indirect subsidiaries (including Merger Sub) immediately before the effective time of the Merger, (iii) shares of our restricted common stock issued pursuant to the Business Combination Agreement (the “BCA”), dated as of July 19, 2021, by and among the Legacy Gelesis and Capstar Special Purpose Acquisition Corp. (“CPSR”) , as amended and/or otherwise modified, and subject to all of the terms and conditions of the BCA in respect of the “Earn Out Shares” (“Earn Out Shares”) and (iv) shares held by our stockholders will be converted automatically into and will thereafter represent only the right to receive $0.05664 in cash (the “Merger Consideration”), without interest and subject to applicable withholding taxes. Upon consummation of the Merger, we would become a subsidiary of the Parent and cease to be a publicly traded company.

2023 Senior Secured Note and Warrant Purchase Agreements

On February 21, 2023, we entered into a Note and Warrant Purchase Agreement with PureTech (the “2023 NPA”), pursuant to which we issued a short-term convertible senior secured note ("Initial Close Note") in the aggregate principal amount of $5.0 million and warrants to purchase 23,688,047 shares of our common stock at an exercise price of $0.2744. The Initial Close Note bears interest at a rate of 12% per annum and matures on July 31, 2023. The notes issued pursuant to the 2023 NPA are secured by a first-priority lien on substantially all of our assets, including without limitation, intellectual property, regulatory filings and product approvals, clearances and trademarks worldwide (other than the equity interests in, and assets held by, Gelesis, S.r.l., our subsidiary located in Italy) and a pledge of 100% of the PureTech’s equity in us.

On May 1, 2023, we amended the Note and Warrant Purchase Agreement dated February 21, 2023 with PureTech (the “Amendment No. 1”). Pursuant to this Amendment, for a cash purchase price of $2.0 million, PureTech waived certain conditions contained in the original NPA and (i) we issued to PureTech Additional Notes in the aggregate principal amount of $2.0 million (the “Second Close Note”) and (ii) we issued to PureTech additional warrants to purchase up to 192,307,692 shares of our common stock, at an exercise price of $0.0182 (the “Second Close Warrant”). Additionally, as a result of the delisting from the NYSE, the Initial Warrant was amended to provide that the exercise thereof is no longer subject to the approval of our stockholders, additionally, the conversion of the Notes issued pursuant to the NPA is no longer subject to the approval of our stockholders.

On May 26, 2023, we entered into a Limited Waiver to the 2023 NPA (the “Waiver”) with PureTech, pursuant to which the PureTech waived the certain conditions with respect to the issuance of $350,000 aggregate principal amount of convertible note (the “Third Close Note”). Additionally, we entered into Amendment No. 2 to the 2023 NPA (“Amendment No. 2”) with PureTech, under which if we enter into a binding definitive agreement with respect to a Takeover Proposal (as defined in the Merger Agreement) with any party other than PureTech and/or its affiliates, we will immediately pay to PureTech an amount equal to 200% of the aggregate principal amount of outstanding Additional Notes, and the Additional Notes will be cancelled. Pursuant to the Amendment No.2 and the Waiver, we issued to PureTech Additional Notes with par value of $350,000 (the “Third Close Note”) and additional warrants to purchase up to 43,133,803 shares of our common stock at an exercise price of $0.0142 (the “Third Close Warrants”), for an aggregate cash purchase price of $350,000.

Bridge Note

In connection with the execution of the Merger Agreement, on June 12, 2023, we issued $3.0 million convertible note (the “Bridge Note”, or the “Fourth Close Note” of the 2023 NPA) to PureTech for a cash price of $3.0 million. No concurrent warrant was issued to PureTech in connection with the Bridge Note pursuant to Amendment No. 2.

Amendment No. 3 and Extension of Maturity Date of the 2023 NPA Notes

On June 28, 2023, we entered into Amendment No. 3 to the 2023 NPA (“Amendment No. 3”) PureTech, pursuant to which the maturity date of all Notes issued to the PureTech pursuant to the NPA was extended to March 31, 2024.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business (dollar amounts in thousands except where noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
In thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New members acquired	5,251	43,800	13,188	84,200
Units sold	15,819	139,890	44,442	244,460
Product revenue, net	1,107	8,973	2,860	16,487
Average selling price per unit, net	$69.98	$64.14	$64.35	$67.44
Gross profit	609	4,187	1,125	6,788
Gross margin	55.0%	46.7%	39.3%	41.2%

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

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
In thousands	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted EBITDA
Net loss	$(7,681)	$(12,513)	$(12,827)	$(18,216)
Provision for income taxes	—	—	16	—
Depreciation and amortization	2,066	987	4,642	2,573
Stock based compensation expense	2,384	7,976	4,475	21,965
Change in fair value of earnout liability	—	(18,812)	(563)	(52,681)
Change in fair value of warrants	—	(2,600)	(130)	(6,084)
Change in fair value of convertible promissory notes	(2,672)	—	(7,631)	156
Change in fair value of One S.r.l. call option	(141)	607	(677)	865
Interest expense, net	566	186	1,457	321
Adjusted EBITDA	$(5,478)	$(24,169)	$(11,238)	$(51,101)

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$1,107	$8,973	$(7,866)
Total revenue, net	1,107	8,973	(7,866)
Operating expenses:
Costs of goods sold	498	4,786	(4,288)
Selling, general and administrative	7,456	32,450	(24,994)
Research and development	2,582	5,523	(2,941)
Amortization of intangible assets	567	566	1
Total operating expenses	11,103	43,325	(32,222)
Loss from operations	(9,996)	(34,352)	24,356
Other non-operating income (expense), net	2,315	21,839	(19,524)
Loss before income taxes	(7,681)	(12,513)	4,832
Provision for income taxes	—	—	—
Net loss	$(7,681)	$(12,513)	$4,832

Product revenue, net

We recognized product revenue, net of $1.1 million for the three months ended June 30, 2023, as compared to $9.0 million for the three months ended June 30, 2022, a decrease of $7.9 million or 88%. We sold 15,819 units at an average selling price per unit, net of $69.98 for the three months ended June 30, 2023, as compared to 139,890 units at an average selling price per unit, net of $64.14 for the three months ended June 30, 2022.

The decrease in units sold was primarily attributable to the suspension of broad media campaigns and reduced digital marketing efforts for prescription-based Plenity branding, while we anticipate a decision by the FDA on our OTC application by the first quarter of 2024. Activities associated with a full commercial launch of the prescription-based Plenity in the United States began in late 2021, followed by the first national broad awareness media campaign in February 2022. We suspended broad media campaigns during the third quarter of 2022 and reduced digital marketing efforts during the first quarter of 2023 to preserve liquidity.

Cost of goods sold

We recognized cost of goods sold of $0.5 million for the three months ended June 30, 2023, as compared to $4.8 million for the three months ended June 30, 2022, a decrease of $4.3 million or 90%. Depreciation as a component of cost of goods sold was $0.5 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in cost of goods sold was primarily attributable to a decrease in units sold for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Gross profit was $0.6 million for the three months ended June 30, 2023, as compared to $4.2 million for the three months ended June 30, 2022. Gross margin was 55% for the three months ended June 30, 2023, as compared to 47% for the three months ended June 30, 2022. A slight increase in gross margin was primarily due to lower manufacturing cost per unit for on hand inventory, partially offset by higher fulfillment cost per unit shipped, driven by a decrease in sales volume during the three months ended June 30, 2023.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022	Change
In thousands
Selling and marketing expense	$649	$22,197	$(21,548)
General and administrative expense	4,632	5,285	(653)
Non-cash stock-based compensation expense	2,175	4,968	(2,793)
Total selling, general and administrative expense	$7,456	$32,450	$(24,994)

Our selling, general and administrative expense was $7.5 million for the three months ended June 30, 2023, as compared to $32.5 million for the three months ended June 30, 2022, a decrease of $25.0 million or 77%.

Selling and marketing expense decreased $21.5 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease in selling and marketing expense was primarily attributable to the suspension of broad awareness media campaign and reduced digital marketing efforts for prescription-based Plenity during the three months ended June 30, 2023 compared to the same quarter in 2022.

Non-cash stock-based compensation expense decreased $2.8 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily attributable to the elimination of non-essential positions between the second half of 2022 and the first quarter of 2023.

General and administrative expense decreased $0.7 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was attributable to cost saving activities put in place since September 2022 to preserve liquidity, including the elimination of certain sales, marketing and supply chain positions.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022	Change
In thousands	(Unaudited)	(Unaudited)
GS200	$—	$4	(4)
GS300	—	(55)	55
GS500	—	—	—
Unallocated expenses
Other research and development expenses	2,373	2,566	(193)
Non-cash stock-based compensation expense	209	3,008	(2,799)
Total Research and development expense	$2,582	$5,523	$(2,941)

Our research and development expense was $2.6 million for the three months ended June 30, 2023, as compared to $5.5 million for the three months ended June 30, 2022, a decrease of $2.9 million, or 53%.

Non-cash stock-based compensation expense decreased $2.8 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease was primarily attributable to reduction in research and development headcount since most of our research and development programs were put on hold during the second half of 2022 to preserve liquidity.

Non-operating income (expense), net

The following table summarizes our non-operating income (expenses) for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022	Change
In thousands	(Unaudited)	(Unaudited)
Change in the fair value of earnout liability	$—	$18,812	$(18,812)
Change in the fair value of convertible promissory notes	2,672	—	2,672
Change in the fair value of warrants	—	2,600	(2,600)
Interest expense, net	(565)	(186)	(379)
Other income, net	208	613	(405)
Total non-operating income, net	$2,315	$21,839	$(19,524)

We recognized non-operating income, net of $2.3 million for the three months ended June 30, 2023, as compared to income, net of $21.8 million for the three months ended June 30, 2022, a decrease in non-operating income of $19.5 million. The income for the three months ended June 30, 2023 was primarily attributable to a gain of $2.7 million with respect to the change in the fair value of our convertible promissory notes outstanding. The non-operating income for the three months ended June 30, 2022 was primarily attributable to a gain with respect to the change in fair value of our earnout liabilities and warrant liabilities of $18.8 million and $2.6 million, respectively.

Comparison of the six months ended June 30, 2023 and June 30, 2022:

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022	Change
	(Unaudited)	(Unaudited)
Revenue:
Product revenue, net	$2,860	$16,487	$(13,627)
Total revenue, net	2,860	16,487	(13,627)
Operating expenses:
Costs of goods sold	1,735	9,699	(7,964)
Selling, general and administrative	15,743	70,156	(54,413)
Research and development	6,219	12,933	(6,714)
Amortization of intangible assets	1,133	1,133	—
Total operating expenses	24,830	93,921	(69,091)
Loss from operations	(21,970)	(77,434)	55,464
Other non-operating income (expense), net	9,159	59,218	(50,059)
Loss before income taxes	(12,811)	(18,216)	5,405
Provision for income taxes	16	—	16
Net loss	$(12,827)	$(18,216)	$5,389

Product revenue, net

We recognized product revenue, net of $2.9 million for the six months ended June 30, 2023, as compared to $16.5 million for the six months ended June 30, 2022, a decrease of $13.6 million or 83%. We sold 44,442 units at an average selling price per unit, net of $64.35 for the six months ended June 30, 2023, as compared to 244,460 units at an average selling price per unit, net of $67.44 for the six months ended June 30, 2022.

The decrease in units sold was primarily attributable to the suspension of broad media campaigns and reduced digital marketing efforts for prescription-based Plenity branding, while we anticipate the FDA approval of our OTC application by the first quarter of 2024. Activities associated with a full commercial launch of the prescription-based Plenity in the United States began in late 2021, followed by the first national broad awareness media campaign in February 2022. We suspended broad media campaigns during the third quarter of 2022 and reduced digital marketing efforts during the first quarter of 2023 to preserve liquidity.

Cost of goods sold

We recognized cost of goods sold of $1.7 million for the six months ended June 30, 2023, as compared to $9.7 million for the six months ended June 30, 2022, a decrease of $8.0 million or 82%. Depreciation as a component of cost of goods sold was $1.2 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cost of goods sold was primarily attributable to a decrease in units sold for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Gross profit was $1.1 million for the six months ended June 30, 2023, as compared to $6.8 million for the six months ended June 30, 2022. Gross margin was 39% for the six months ended June 30, 2023, as compared to 41% for the six months ended June 30, 2022. A decrease in gross margin was primarily due to higher fulfillment cost per unit shipped, driven by a decrease in sales volume during the six months ended June 30, 2023.

Selling, general and administrative expense

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022	Change
In thousands
Selling and marketing expense	$2,988	$43,361	$(40,373)
General and administrative expense	8,823	12,903	(4,080)
Non-cash stock-based compensation expense	3,932	13,892	(9,960)
Total selling, general and administrative expense	$15,743	$70,156	$(54,413)

Our selling, general and administrative expense was $15.7 million for the six months ended June 30, 2023, as compared to $70.2 million for the six months ended June 30, 2022, a decrease of $54.4 million or 78%.

Selling and marketing expense decreased $40.4 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease in selling and marketing expense was primarily attributable to the suspension of broad awareness media campaign and reduced digital marketing efforts for prescription-based Plenity during the six months ended June 30, 2023 compared to the same period in 2022.

Non-cash stock-based compensation expense decreased $10.0 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily attributable to the recording of a one-time compensation cost with respect to vested portion of the contingently issuable earnout shares pertaining to a business combination completed during the first quarter of 2022, partially offset by the reduction in sales, marketing and supply chain headcount since the second half of 2022.

General and administrative expense decreased $4.1 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was attributable to professional and legal expenses incurred with respect to a business combination completed in the first quarter of 2022, as well as cost saving activities put in place since September 2022 to preserve liquidity.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022	Change
In thousands
GS200	$—	$47	(47)
GS300	—	127	(127)
GS500	—	75	(75)
Unallocated expenses
Other research and development expenses	5,676	4,611	1,065
Non-cash stock-based compensation expense	543	8,073	(7,530)
Total Research and development expense	$6,219	$12,933	$(6,714)

Our research and development expense was $6.2 million for the six months ended June 30, 2023, as compared to $12.9 million for the six months ended June 30, 2022, a decrease of $6.7 million, or 52%.

Non-cash stock-based compensation expense decreased $7.5 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease was primarily attributable to the recording of a one-time compensation cost with respect to vested portion of the contingently issuable earnout shares pertaining to a business combination completed during the first quarter of 2022, partially offset by a decrease in research and development headcount since the second half of 2022.

The decline in research and development expenses within clinical indications (GS200, GS300 and GS500) was primarily attributable to the conclusion of the LIGHT-UP study with respect to GS200 during the year ended December 31, 2021, as well as the strategic prioritization of the commercialization of Plenity particularly with respect to our financial and human resources. Other research and development expenses increased by $1.0 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily driven by an increase in allocation of facilities overhead to research and development.

Non-operating income (expense), net

The following table summarizes our non-operating income (expenses) for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022	Change
In thousands	(Unaudited)	(Unaudited)
Change in the fair value of earnout liability	$563	$52,681	$(52,118)
Change in the fair value of convertible promissory notes	7,631	(156)	7,787
Change in the fair value of warrants	130	6,084	(5,954)
Interest expense, net	(1,457)	(321)	(1,136)
Other income, net	2,292	930	1,362
Total non-operating income, net	$9,159	$59,218	$(50,059)

We recognized non-operating income, net of $9.2 million for the six months ended June 30, 2023, as compared to income, net of $59.2 million for the six months ended June 30, 2022, a decrease in income of $50.1 million. The non-operating income for the six months ended June 30, 2023 was primarily attributable to a gain of $7.6 million with respect to the change in the fair value of our convertible promissory notes outstanding, an aggregate gain of $0.7 million with respect to the change in the fair value of our earnout and warrant liabilities, a gain of $0.7 million with respect to the change in the fair value of the One S.r.l. call option, income of $1.6 million in Italian regional grants and investment tax credits, which was partially offset by the interest expense, net of $1.5 million.

The non-operating income for the six months ended June 30, 2022 was primarily attributable to a gain with respect to the change in fair value of our earnout liabilities of $52.7 million as well as income with respect to the change in fair value of our warrant liabilities of $6.1 million.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of equity and debt instruments, license and collaboration agreements, supply and distribution agreements, and government grants. As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $7.9 million. As of the date of this Quarterly Report, we expect that our existing cash and cash equivalents and collection of accounts and grants receivable are not sufficient to meet our current obligations.

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

Future Liquidity Requirements

Due to limited available liquidity to fund operations, we implemented an alternative business plan, significantly curtailed our sales marketing as well as supply chain activities since the third and fourth quarter of 2022, reduced headcount and delayed certain long-term capital expenditures in commercial infrastructure and certain research and development expenses. We have sought out, and continue to seek out financing and other alternative commercial arrangements or geographic distribution partnerships to finance certain investments in sales and marketing associated with the sale of Plenity. We expect these actions will provide us with sufficient liquidity to manage short-term risk and uncertainty and (i) enable us to execute our alternative business plan, (ii) afford us time to access financing alternatives to provide for long-term liquidity and (iii) enable us to fund the continued commercialization of Plenity. See Part II, Item 1A, “Risk Factors — There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the proposed Merger is not consummated, our business could suffer materially and our stock price could decline.” and “Risk Factors

— If we are not successful in implementing an alternative business plan and/or raising additional capital in a timely manner, we may have insufficient cash and liquidity to pay operating expenses and other obligations. Any such event would have a material adverse effect on our business and financial condition.” in this Form 10-Q for more information regarding certain factors that may impact our liquidity and our ability to raise additional capital.

We will need substantial additional funding to support our continuing operations and pursue an OTC strategy upon receipt of an anticipated FDA approval in the first quarter of 2024. Until such time as we can generate revenue from product sales, if ever, we expect to finance our operations through issuance of additional equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions.

On June 12, 2023, we entered into a Merger Agreement with PureTech and Merger Sub. We anticipate closing the transaction in the fourth quarter of 2023 pending satisfactory completion of the closing conditions set forth within the Merger Agreement. In connection with entering into the Merger Agreement, we received $3.0 million from PureTech through the issuance of convertible notes, in addition to the $7.4 million in aggregate proceeds previously received from PureTech during 2023. The proceeds from this and previous issuances of convertible notes are intended to provide the necessary funding required for us to continue our operations as a stand-alone entity through the consummation of the proposed Merger. Despite the planned Merger and funding provided by the issuance of convertible notes to PureTech, we expect our cash on hand as of the date of the condensed consolidated financial statements and collection of accounts and grants receivable are not sufficient to meet our obligations for at least twelve months beyond the date of issuance of the condensed consolidated financial statements, and may not be sufficient to continue operations through the anticipated date of closing the Merger without additional bridge funding. Our raise of additional capital would be conditional upon obtaining PureTech consent.

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

Financing Risk

We expect to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives, in each case, to the extent permitted under the Merger Agreement or with Parent’s consent, however, there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our commercialization efforts for Plenity as well as other development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	For the Six Months Ended June 30,
	2023	2022
In thousands
Cash (used in) provided by:
Operating activities	$(8,079)	$(39,772)
Investing activities	(242)	(5,067)
Financing activities	8,765	42,189
Effect of exchange rates on cash	53	(406)
Increase (decrease) in cash and cash equivalents	$497	$(3,056)

Cash used in operating activities

Net cash used in operating activities was $8.1 million for the six months ended June 30, 2023, as compared to $39.8 million for the six months ended June 30, 2022. The decrease in outflows was primarily attributable to cost saving measures put in place since the second half of 2022, including reduction in research and development, supply chain, sales and marketing activities as well as the elimination of non-essential positions while we anticipate the FDA approval of our OTC submission by the first quarter of 2024.

Cash used in investing activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2023, as compared to $5.1 million for the six months ended June 30, 2022. The outflows were primarily attributable to $1.9 million in the purchase of property and equipment for the commercial manufacturing scale-up during the six months ended June 30, 2022. Cash used in investing activities was significantly reduced due to our need to preserve cash and the delay of our plan for additional manufacturing scale up was delayed until the FDA approval of our OTC submission is approved and we are able to successfully re-market Plenity in the OTC markets.

Cash provided by financing activities

Net cash provided by financing activities was $8.8 million for the six months ended June 30, 2023, as compared to $42.2 million for the six months ended June 30, 2022. The cash inflows for the six months ended June 30, 2023 was primarily attributable to the proceeds from the issuance of a short-term convertible senior secured note and warrants, partially offset by the repayments of term loans in Italy. The cash inflows for the six months ended June 30, 2022 was primarily attributable to net proceeds of $70.5 million received from the completion of a business combination in January 2022, which was partially offset by our repayment of convertible promissory notes also in January 2022, totaling $27.3 million.

Contractual Obligations and Commitments

For the three and six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023. For further information on these commitments, please see Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Significant Judgments and Estimates

For the three and six months ended June 30, 2023, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023, other than those described in Note 2 in the accompanying Notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Transactions with PureTech

There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the proposed Merger is not consummated, our business could suffer materially and our stock price could decline.

On June 12, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PureTech Health LLC, a Delaware limited liability company (“Parent”) and Caviar Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, we will merge with and into Merger Sub (the “Merger”) with Merger Sub surviving the Merger as a wholly-owned subsidiary of Parent (the “Surviving Company”). Parent and Merger Sub are subsidiaries of PureTech Health PLC, which beneficially owns 16,727,582 shares of our common stock, options to purchase 155,520 shares of our common stock and warrants held by PureTech to purchase 259,345,750 shares of our common stock in the aggregate.

The Merger is conditioned upon, among other things, (i) the approval of the Merger Agreement by the affirmative vote of (x) the holders of a majority of the shares of our common stock not owned directly or indirectly by Parent or any of its subsidiaries or affiliates at the special meeting of company stockholders to be held for the purpose of obtaining approval from the Company’s stockholders (the “Special Meeting”) and (y) the holders of a majority of the shares of our common stock, in each case, that are outstanding and entitled to vote thereon at the Special Meeting (together, the “Stockholder Approval”), (ii) the absence of a bankruptcy or insolvency proceeding or formal corporate action by the Company or its subsidiaries to commence any such proceeding, (iii) the absence of certain adverse events related to a submission by the Company to the United States Food and Drug Administration, including that we shall not have received a “Not Substantially Equivalent” letter or a notice identifying any deficiencies from the FDA and with respect to such deficiencies, limitations on the costs and time frame to rectify them, (iv) the receipt of certain amendments to agreements with certain lenders of the Company to restructure the terms of the applicable debt and (v) other customary closing conditions for a transaction of this type, including the absence of a material adverse effect on the Company, the accuracy of representations and warranties, the performance of covenants and the delivery of certain customary closing certificates. The closing of the Merger is not subject to a financing condition. We anticipate that at least one or more of these conditions will not be satisfied and will necessitate a waiver or amendment of the condition by PureTech. If the conditions are not satisfied or waived, the proposed Merger may be materially delayed or abandoned. If the proposed Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the proposed Merger.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:

•
the possibility of disruption to our business and operations, including diversion of time and resources by our remaining management and employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•
the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•
our inability to solicit other acquisition proposals during the pendency of the Merger;
•
the significant expenses related to the proposed Merger even if the Merger is not consummated; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The Merger may be delayed, an may ultimately not be completed, due to a number of factors, including:

•
the failure to obtain the approval of the Merger Agreement by our stockholders;
•
potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•
the failure to satisfy the other conditions to the completion of the Merger.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•
the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed; and
•
we could be obligated to pay a termination fee equal to $350,000 plus all reasonable out-of-pocket and documented expenses incurred by Parent, Merger Sub, and their respective affiliates and representatives in connection with the Merger Agreement and the Merger, up to $1,000,000 in the aggregate.

We also could be subject to litigation related to any failure to consummate the proposed Merger or to perform our obligations under the Merger Agreement. If the proposed Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition and the market price of our common stock.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, or projections relating to our stock;
•
the fact that the receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

If the proposed Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger with PureTech, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of Gelesis. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

While we have entered into the Merger Agreement with PureTech, the closing of the proposed Merger may be delayed or may not occur at all and there can be no assurance that the proposed Merger will deliver the anticipated benefits we expect. If we are unable to consummate the proposed Merger, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger. Attempting to complete an alternative transaction like the proposed Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue our operations to advance the development of our programs, which would require that we obtain additional funding, and to resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our program, including a sale or other divestiture of our program assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, and subject to the provisions of the law of the state of Delaware, and with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

If adverse changes occur and we and PureTech still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to the equityholders of our company, PureTech or both.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited bona fide alternative takeover proposal is more favorable to our stockholders, from a financial point of view, than the terms of the Merger and is reasonably likely to be consummated in accordance with its terms on a timely basis, taking into account all legal, regulatory, financial, financing and other aspects of such proposal and of the Merger Agreement. Our board of directors must also determine in good faith that the failure to take actions with respect to such proposal would be inconsistent with its fiduciary duties. If we terminate the Merger Agreement to enter into an alternative takeover proposal, we are required to pay a termination fee of $350,000 and reimburse Parent for certain expenses up of $1,000,000.

We are subject to business uncertainties and contractual restrictions while the proposed Merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect our business and operations prior to the completion of the Merger.

All the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect our business and results of operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. Prior to completion of the Merger, current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel and in turn could adversely affect our business and results of operations.

While the Merger Agreement is in effect, we are subject to certain interim covenants and our management could be distracted.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, and subjects us to customary interim operating covenants that restrict us, without Parent’s approval (such approval not to be unreasonably withheld, delayed or conditioned), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. For example, the Merger Agreement requires us to provide budget plans and cash flow projections on a bi-weekly and monthly basis demonstrating capital requirements satisfactory to PureTech. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

In addition, our management will also need to take certain other actions in connection with the pendency of the proposed Merger, including, among other things, convening a meeting of our stockholders for the purpose of considering and voting on the Merger, filing a proxy statement in connection with our solicitation of proxies from our stockholders for such meeting, using reasonable best efforts to obtain all necessary consents and approvals required in connection with the Merger and to satisfy the other conditions to the consummation of the Merger, addressing any litigation brought against the Company in connection with the Merger, and responding to questions we may receive from our stockholders, employees, vendors and other interested stakeholders regarding the Merger. Taking these actions could require our management to expend time and resources, reducing the time and resources our management could otherwise direct towards our ongoing business operations. If our management is unable to expend the necessary time and resources on our business, our results of operations could be negatively impacted.

The dilutive nature of the financing transactions with PureTech could result in PureTech’s ownership of the vast majority of our outstanding Common Stock and limited proceeds of an acquisition for other stockholders.

Since inception, we have financed our operations from the issuance of equity and debt instruments and have engaged in multiple financing transactions with PureTech. As of the date of this Quarterly Report on Form 10-Q, we have issued, and PureTech holds, 16,727,582 shares of Common Stock, options to purchase up to 155,520 shares of Common Stock, notes in the aggregate principal amount of $25.4 million, which are convertible into 378,943,720 shares of Common Stock, and warrants to purchase 259,345,750 shares of Common Stock, which warrants are immediately exercisable. If PureTech elects to convert all the notes and exercise all the warrants, PureTech would hold 655,172,572 shares of Common Stock, or approximately 92.0% of the Company. As a result, the dilution caused by PureTech’s ownership interests could result in PureTech’s ownership of the vast majority of our outstanding shares of Common Stock and the proceeds of any acquisition of us by a third-party. In such a scenario, other stockholders would only receive a small portion of the proceeds of any such transaction.

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

We are a commercial stage biotherapeutics company and to date we have funded our operations through proceeds from collaborations,

the issuance of common stock and convertible preferred stock, the issuance of convertible and non-convertible debt and non-dilutive grants received from government agencies. We have incurred losses in each year since our inception, other than fiscal year 2013. Our net losses were $7.7 million and $12.8 million for the three and six months ended June 30, 2023, and $55.8 million for the year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $335.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to incur increasing levels of operating losses over at least the next several years. We expect to continue to incur significant sales and marketing expenses and additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with commercializing Plenity and developing any future product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

As of June 30, 2023, our cash and cash equivalents was $7.9 million. Based on our current operating plan, we expect that our existing cash and cash equivalents and collection of accounts and grants receivable, are not sufficient to meet the Company’s current obligations, and not at least twelve months beyond the date of issuance of the unaudited consolidated financial statements included elsewhere in this Form 10-Q without generating positive cash flows through increased revenue and by raising additional capital from outside sources. In addition, we anticipate that this extension of our cash runway will only be achievable with a continued reduction of discretionary spending from prior levels, particularly with respect to our discretionary sales and marketing activities and manufacturing and supply chain functions. In addition, our current operating plan is based on current assumptions that may prove to be wrong, and we could use our available capital resources sooner than is currently expected. As stated above, if we are unable to obtain additional funding on a timely basis, or at all, we may be required to significantly curtail, delay or discontinue our research or development programs or the commercialization of Plenity (including our marketing efforts) or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code, which could materially affect our business, financial condition and results of operations. There can be no assurance that we will be able to continue as a going concern.

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
2.1†

Agreement and Plan of Merger, dated June 12, 2023, by and between Gelesis Holdings, Inc., PureTech Health LLC and Caviar Merger Sub LLC by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 12, 2023

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

10.1

Amendment No.1 to Note and Warrant Purchase Agreement, dated May 1, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 3, 2023)

10.2	Form of the Convertible Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 3, 2023)
10.3	Form of Amended Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 3, 2023)
10.4	Form of New Warrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on May 3, 2023)
10.5

Limited Waiver to Note and Warrant Purchase Agreement, dated May 26, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 31, 2023

10.6	Convertible Senior Secured Promissory Note, dated May 26, 2023, issued to PureTech Health LLC by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 31, 2023
10.7	Warrant, dated May 26, 2023, issued to PureTech Health LLC by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 31, 2023
10.8	Form of Voting and Support Agreement by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 12, 2023
10.9

Amendment No. 2 to Note and Warrant Purchase Agreement, dated June 12, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 12, 2023

10.10	Convertible Senior Secured Promissory Note, dated June 12, 2023, issued to PureTech Health LLC by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on June 12, 2023
10.11

Amendment No. 3 to Note and Warrant Purchase Agreement, dated June 28, 2023, by and among Gelesis Holdings, Inc., Gelesis, Inc., Gelesis 2012, Inc., Gelesis LLC and PureTech Health LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 29, 2023)

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

GELESIS HOLDINGS, INC.

Date: August 14, 2023	By:	/s/ Yishai Zohar
Yishai Zohar
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Elliot Maltz
Elliot Maltz
Chief Financial Officer (Principal Financial and Accounting Officer)